Form 10-K
period 2026-06-30
NANOVIRICIDES, INC.
filed 2026-09-28
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

Yes      ☐      No     ☒

On September 28, there were approximately 25,525,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2025 $23,689,000 based on the closing price of $1.13 per share, as reported on the NYSE American on December 31, 2025, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a clinical stage company. Phase II clinical trials of our first drug, NV-387, has previously successfully completed a Phase Ia/Ib clinical trial for human clinical safety and tolerability, wherein the drug was found to be safe and well tolerated, with no reportable adverse events, and no subjects dropping out.. Additionally, drug candidates in various stages of pre-clinical development, including IND-filing stage and late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We are engaged in developing a class of drugs, that we call nanoviricides™, using a platform technology based on the application of nanomedicine technologies to the complex issues of viral diseases. This approach enables rapid development of effective new drugs against a number of different viruses, that the viruses are highly unlikely to escape even as they evolve rapidly in the field, solving an important problem in attacking viruses. In contrast, viruses readily escape vaccines, antibodies and small chemical drugs developed using the traditional antiviral approaches because, generally speaking, a small number of mutations allow the virus to become resistant, and thereupon resistant viruses can continue to grow and expand.

NanoViricides Technology Platform Target Product Profile in Brief

We are a clinical stage company developing (a) host-mimetic, and (b) direct-acting, nanomachines capable of dismantling a targeted virus, (c) without assistance from the human immune system.

a.	Virus Escape Unlikely-As a host-mimetic, viruses cannot escape a nanoviricide drug by generating mutants and variants in the field, because all variants still require the same signature host features that our drugs mimic. In contrast, vaccines, antibodies and small chemical drugs are readily escaped by viruses as mutations occur, rendering these medical countermeasures ineffective.
b.	Direct Antivirals Expected to Provide Significant Safety and Tolerability Benefits- As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs that interfere with cellular processes.
c.	Applicable for All Patient Population- As a complete nanomachine that is designed to bind, engulf, and destroy virus particles without dependence on the patient’s physiology, a nanoviricide is expected to provide antiviral effect for all patients, from infants, pediatrics, adults, to seniors.
d.	Does Not Require Healthy Immune System-Any viral infection that causes significant pathology does so by virtue of host immune system disrepair, either pre-existing, or caused by the virus itself. Therefore, nanoviricides can be expected to be superior to approaches such as vaccines and antibodies that require a good functional host immune system for antiviral response.

These distinctive features that set nanoviricides apart from the entire world of current antiviral approaches are made possible by our novel nanoviricide chemical nanomachine design. After decades of development, this novel nanoviricide technology has now successfully reached clinical stage and regulatory processes towards approval of drugs for commercialization.

NV-387, Phase II Clinical Trials; Regulatory Developments

Our first clinical stage drug candidate, NV-387, has completed Phase Ia/Ib human clinical trial for the evaluation of safety and tolerability in healthy subjects. NV-387 is the active ingredient in the two drug product formulations labeled “NV-CoV-2 Oral Syrup” and “NV-CoV-2 Oral Gummies” that we developed for the treatment of COVID infection. In this clinical trial for safety and tolerability in healthy human adult subjects: (a) there were no drop-outs, (b) there were no reported adverse events, and (c) the drugs were well-tolerated even at the highest level of dosing given multiple times. These results are indicative of safety and tolerability that have been successfully achieved for NV-387. The final Phase I Clinical Study Report is completed by the CRO. We expect its submission soon. The final report submission was delayed because of the workload for the purpose of initiating the Phase II clinical trial of NV-387 Oral Gummies for the Treatment of Ebola virus during the current, worst-ever Ebola Bundibugyo virus outbreak in the Democratic Republic of Congo (DRC). A Public Health Emergency of International Concern (PHEIC) for Ebola was declared by the WHO on May 17, 2026.

Two Phase II clinical trials, (i) NV-387 Oral Gummies for the Treatment of Mpox (Monkeypox) and (ii) NV-387 Oral Gummies for the Treatment of Ebola are about to start in the DRC; both under respective regulatory approvals from the local agency, Autorité Congolaise de Réglementation Pharmaceutique (“ACOREP”).

Additionally, (iii) The Viral ARI clinical trial will provide information on the effectiveness of NV-387 treatment on a number of viral infections including Influenzas, RSV, Coronaviruses, hMPV, and others, in a single clinical trial.

If successful, the Viral ARI and Viral SARI clinical trials could lead to NV-387 becoming the world’s first empiric antiviral treatment, i.e. a broad-spectrum antiviral that a physician could prescribe at first visit, akin to how bacterial infections are treated with broad-spectrum antibiotics, after regulatory approvals.

If the Measles program is successful, the Company would be eligible for a Priority Review Voucher (PRV) from the US FDA. Recently, PRVs have been sold for about $200-220 million1. A PRV, if issued to us, and sold by us, could bring cash to the Company even prior to revenues from commercialization of a drug.

1https://prvwatch.com/#prv-sold-over-time.

The Company intends to perform its Measles clinical trial program under a US FDA IND in order to qualify for these benefits.

The Company also intends to bring its Mpox (aka Monkeypox) and Ebola clinical trials programs under respective US FDA INDs. The Company intends to seek appropriate meetings to seek advice for these purposes with the US FDA soon.

The Orphan Drug Designation (“ODD”) will qualify NanoViricides for incentives according to the US FDA1 that include: tax credits for qualified clinical trials; exemption from certain FDA user fees; as well as potential seven years of market exclusivity after approval.

The Rare Paediatric Disease Designation (“RPDD”) designation enables that a Priority Review Voucher (PRV) can be issued to the Company upon a successful Marketing Application (i.e. New Drug Application) for the use of NV-387 as a treatment for Measles, provided all of the required conditions are met. The Company can use the PRV, if granted, to reduce review times on another of its drug applications. Importantly, a PRV can be sold to another Pharmaceutical Company for accelerating their drug program as well, which provides a high value to the purchaser. Recently, PRVs have been sold for $200-220 Million dollars each2.

NV-387 is a uniquely broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal modelstudies Coronaviruses, RSV, Influenzas, Measles (in a humanized mice model), all of which are distinctly different RNA viruses. In addition, NV-387 has also demonstrated strong activity in a orthopoxvirus, that are DNA viruses.

These distinct types of viruses share a common feature; that they all utilize heparan sulfate proteoglycan (HSPG) or related Sulfated Proteoglycans (S-PG) as the first “attachment receptor” to which they bind and thereby prepare to attack the cells and cause infection. This initial step leads to the virus particles congregating on the cell surface. Some of these particles may then be able to bind to another cell-surface receptor(s). called the “cognate receptor(s)”. Upon binding to the cognate receptor, the virus particle fuses with the cell and enters the cell initiating a cascade of steps involving dismantling, making copies of itself, assembling, and exiting out of the cell. Even though different viruses differ in the specific or cognate receptor(s) on the cell that the virus uses for attacking the cell, a substantially large percentage of human pathogenic viruses use a common family of attachment receptors, the S-PG, to which they bind at conserved epitopes or binding points on the receptor.

NV-387 is designed to mimic the essential, invariant, feature of S-PG (attachment receptor) onto which the virus lands first as it infects a human cell. Thus, NV-387 is designed to interfere at the earliest possible step before the virus can even infect a cell. Over 90% of human pathogenic viruses are known to use S-PG such as heparan sulfate proteoglycans (HSPG), dermatan sulfate, chondroitin sulfate, and others. This enables an extremely broad potential range of viruses that NV-387 could effectively address as an antiviral drug.

This extremely broad antiviral spectrum of NV-387 is reminiscent of the broad antibacterial spectrum of antibiotics such as amoxicillin that are first-line therapies. We believe NV-387 could revolutionize the treatment of viral infections the same way that these antibiotics revolutionized the treatment of bacterial infections.

Antibiotics such as penicillin, amoxicillin, and others directly attack the bacterial surface and thereby kill the bacteria. Similarly, NV-387 is designed to directly attack the viral surface and destroy the virus particle. Similar to antibiotics that possess a broad-spectrum to treat bacterial infections, NV-387 could be a much needed, ultra-broad-spectrum, direct acting, antiviral agent to treat multiple different viral infections.

We believe that a safe and effective antiviral drug, when approved, with an extensive broad-spectrum activity across multiple, distinct, virus families is an unmet medical need. Currently available broad-spectrum antivirals such as Remdesivir, Ribavirin, Cidofovir, Brincidofovir, etc. suffer from extensive and varied dose-limiting toxicities, as specified in their prescription drug label monographs where available, and thereby present limitations on eligible patient populations as well as on clinical effectiveness.

1https://www.fda.gov/industry/medical-products-rare-diseases-and-conditions/designating- orphan-product-drugs-and-biological-products.

2https://prvwatch.com/#prv-sold-over-time

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

NV-HIV-1, A Novel Mechanism Anti-HIV Drug Candidate and the HIVCide™ Program

We developed NV-HHV-1 to attack HIV by mimicking the conserved binding of HIV to the CD4 cell surface cognate receptor. This drug has shown remarkable effectiveness in animal studies in SCID-Hu-Thy-Liv implanted humanized mouse model for HIV. Given that Delta-CCR5- subjects are HIV-resistant, and that bone marrow transplant from such patients has led to effective cure of HIV, we believe it is possible that NV-HIV-1 itself or a could lead to a drug that is close to a cure for HIV infection.

Other Drug Development Programs in the Pipeline

We have several other drug candidates at different preclinical drug development stages in our pipeline for the treatment of other viral infections including Dengue viruses, Ebola viruses, etc.

NanoViricides Owns Facilities with Fully Integrated Development and Manufacturing Capabilities

NanoViricides has manufactured the active pharmaceutical ingredient (API) NV-387, as well as its formulations or drug products in both Oral Syrup form and Oral Gummies form for all of the current clinical trial programs at its own cGMP-compliant facilities in Shelton, CT, USA. This includes the Phase I drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies, as well as the drug products sent for clinical trials of Mpox and Ebola, namely NV-387 Oral Gummies. The new oral gummies formulation has improved organoleptic properties (color, flavor, taste, and mouthfeel), and is modified from the original formulation sent for Phase I clinical trial based on user inputs.

All of the drug substance manufacture as well as drug product formulation, packaging and labeling were performed at our own facilities. The same scientists and engineers that worked on developing the original chemical synthesis and formulation processes were involved in scaling up and manufacturing the drug substances at scales of up to 10Kg per batch, and drug products at appropriate scales required for the clinical trials.

This has saved the Company substantial amounts of money, and significant amount of time, in taking the drugs from lab bench to the clinical trial site, in contrast with the typical costs and time requirements if an external contract manufacturer is employed.

Having its own manufacturing capability is also the reason the Company is able to undertake multiple clinical programs rapidly.

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

The Phase Ia/Ib human clinical trial began in June 2023 and the healthy subject treatment and observation part was completed as of the end of December 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV- CoV-2 Oral Gummies which are two oral formulations of the active ingredient NV-387, were manufactured at our Shelton, CT campus, and then shipped to and received by Karveer Meditech Pvt. Ltd. (“KMPL”) our collaborator. Under the agreement with KMPL, we will pay for the expenses of the clinical trials, and in return we will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization by KMPL in India, we will receive royalties from KMPL equal to 70% of sales net of costs to unaffiliated third parties.

The NV-387 Oral Gummies drug product for both the Phase II Mpox (Monkeypox) clinical trial and the Phase II Ebola clinical trial were shipped to DRC in June 2026. The portion assigned to and labeled for the Mpox clinical trial has been received at the Mpox clinical trial site in DRC, and the portion assigned to and labeled for the Ebola clinical trial has been received at the Ebola clinical trial site in DRC.

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

We executed a Memorandum of Understanding (“MOU”) with TheraCour on September 23, 2024 whereby we have obtained a right of first refusal for all antiviral drug developments including unlicensed developments that occur during the course of the Development Activities as specified in our license agreements, and have set out the process of development of drugs for unlicensed viral indications towards completion of appropriate license agreements. The Company and TheraCour have also agreed in this MOU that any cash milestone payments related to development activities, that are awardable, will become payable only upon NanoViricides having sufficient revenue, as defined in and more fully described in the Amendment to the COVID License Agreement referred to above, thereby including the provisions previously incorporated in the Amendment to the COVID License Agreement, to all present and future license agreements.

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

The above mentioned broad-spectrum antiviral effect of NV-387 as found in animal models of lethal virus challenge infection suggests that NV-387 is eligible for regulatory clinical development as a potential treatment for RSV, Influenza, MPox and Smallpox, as well as Measles, in addition to Coronaviruses, based on the current data at hand. As such, the Company has advanced the drug for Phase II Mpox clinical trial which is about to begin in DRC as of this writing. It is possible that NV-387 may have similar antiviral effect against many other viruses, something that we plan on continuing to evaluate as our programs advance. This expectation is based on the mechanism of NV-387 in that it mimics sulfated proteoglycan structures associated with host cells that are used by over 90% of human pathogenic viruses as attachment receptors.

The viruses we have tested NV-387 against cut across different virus types, including RNA viruses as well as DNA viruses of different kinds. We are not aware of any other antiviral drug in development that has such a broad spectrum of activity, and safety/tolerability in humans that would potentially allow use across the entire human population.

We have developed a regulatory strategy for NV-387 that we believe would take NV-387 into commercialization stage in the most cost-effective manner and in the most rapid manner. We plan to develop NV-387 in the orphan and rare infectious diseases space first, particularly where there is no currently available drug treatment. We estimate that the cost of such development is expected to be substantially less than our commercially important drug programs that presently include NV-387 for RSV, NV-387 for Influenza, as well as our HerpeCide™ and HIVCide™.

To this end, we are entering Phase II clinical trials for NV-387 against MPox, as well as for NV-387 against Ebola. Both of which are “Orphan” diseases in the USA. Smallpox and Ebola are recognized bio-threat priority agents in the USA. Non-dilutive US Governmment funding may become available for our Ebola and Smallpox (Mpox is considered a model for Smallpox) treatment development programs if a corresponding clinical trial is successful.

In addition, we are planning a Phase II clinical trial of NV-387 for the treatment of Measles, for which we have received an Orphan Drug Designation and also a Rare Pediatric Disease Drug Designation from the US FDA. If NV-387 is approved as a Treatment for Measles in the USA, then the Company will be eligible for a Priority Review Voucher (PRV) that have been, based on recent data, traded for up to two hundred million dollars for certain pediatric deceases.

Further, we are planning an innovative “basket-type” clinical trial to assess effectiveness of NV-387 against a range of respiratory viruses in a single clinical trial, that will provide valuable information regarding NV-387 as a treatment fro RSV, Influenza viruses, and Coronaviruses (the “tripledemic threat” viruses) as well as many other respiratory viruses.

Phase II Clinical Trial for Evaluating NV-387 for the Treatment of MPox

Our Clinical Trial Application for the Phase II clinical trial to evaluate NV-387 Oral Gummies as a Treatment of Mpox Infection was approved by the regulatory agency ACOREP in DRC in November, 2025. Unfortunately, by the time this approval came through, it had become difficult to find Mpox patients in the Kinshasa area, which was our proposed clinical trial site. As such, we accepted to perform the clinical trial at a somewhat remote site in the Sankuru province as suggested by ACOREP where Mpox continues to have significant cases. As of now, Sankuru is not included in the Ebola affected provinces.

The choice of a remote site led to significant obstacles in preparing the site for a clinical trial. Updating the patient housing facilities, as well as a pathology laboratory for the clinical trial related work has taken time. Nevertheless, as of this writing, all preparations have been completed and the initial patient enrolment and dosing is expected within a few weeks.

This clinical trial was registered in the Pan African Clinical Trials Registry (pactr.samrc.ac.za) database. The unique identification number for this clinical trial is PACTR202609506749917.

The clinical trial is entitled: “An adaptive international, multi-center, randomized, open-label, interventional, parallel group, phase II (IIa and IIb) clinical trial to evaluate the efficacy and safety of a new chemical entity NV-387 formulated as oral gummies in comparison to standard of care, administered in patients with clinical signs of mpox disease and laboratory confirmed or presumptive hmpxv infection.”

Phase II Clinical Trial for Evaluating NV-387 for the Treatment of Ebola

Since all Ebola viruses utilize HSPG as the attachment receptor the scientific rationale for the possibility that NV-387 could affect Ebola infection was apparent3. We were encouraged to propose a clinical trial of the orally administered broad-spectrum antiviral NV-387, which we did on or about June 15, 2026, and subsequent to the reporting period, in July 2026, we were notified by the Pillar Committee for Ebola Response in DRC that our proposal was approved and that we should proceed to obtain a regulatory approval for the proposed clinical trial. Subsequently, we obtained approval for the clinical trial from the Ethics Committee Catholic University of Bukavu, a preliminary required step in the DRCregulatory process, and then proceeded to file an application to the regulatory agency ACOREP for approval to conduct the clinical trial. On or about August 4, 2026, ACOREP approved our Phase II clinical trial for evaluating NV-387 Oral Gummies as a treatment for Ebola in DRC. The principal investigator for the NV-387 Phase II clinical trial, Dr. Patrick Katoto is a professor at the Catholic University of Bukavu.

This clinical trial was registered in the Pan African Clinical Trials Registry (pactr.samrc.ac.za) database. The unique identification number for this clinical trial is PACTR202608748555077.

The clinical trial is entitled with a descriptive title: “An adaptive, multi-centre Phase IIA/IIB clinical trial of NV-387 oral gummies plus optimised supportive care in adults with Ebola virus disease (Bundibugyo or other orthoebolaviruses): a single-arm safety and dose run-in (Phase IIA) followed by a randomised, controlled, open-label efficacy evaluation with independent blinded-endpoint adjudication (Phase IIB).”

Prof. Patrick de Marie Chimusa Katoto is the principal investigator to lead this clinical trial. He and the ground staff have been trained in the Ebola Treatment Center for the purpose of executing this clinical trial. Prof. Katoto has an impressive resume with active public health work and research in DRC and across Africa. Dr. Katoto4 is Co-Director and Co-Founder of the Centre for Tropical Diseases and Global Health (“CTDGH”), and Associate Professor of Medicine, Epidemiology and Global Health at the Catholic University of Bukavu, Bukavu, DRC. He has more than ten years of working experience as a clinician, academic, and advisor for multiple public and private health agencies. He works on various projects of global health concern to produce evidence to inform decision-making to address Ebola, COVID-19, HIV, tuberculosis, vaccine-preventable diseases, non-communicable diseases, as well as air pollution in resource-limited settings. He has published over fifty papers in renowned journals such as Lancet and JACC. He has co-authored a paper entitled “How to prepare for the next inevitable Ebola outbreak: lessons from West Africa [2014-2016]” in 2024 in Nature Medicine5.

NanoViricides has retained Om Sai Clinical Research Private Limited, India, (Om Sai CRO) as the CRO for this Phase II clinical trial for Ebola in DRC. Om Sai CRO has been instrumental in putting together the team with Prof. Katoto and other renowned experts and with support from the University of Bukavu and in the Ebola-affected region to lead and execute the clinical trial of NV-387 Oral Gummies as a Treatment for Ebola viruses in DRC. Om Sai CRO was already working with the Company for the Phase II Mpox clinical trial in DRC.

The drug product NV-387 Oral Gummies for the Ebola clinical trial was received at the clinical trial site in Ituru about the first week of September. The patient enrollment and dosing is expected to start within weeks.

3After HSPG binding, the ebolavirus particles enters the endosomal compartment of the cell. There, its glycoprotein is partially degraded by the cellular proteases, exposing a binding site for the endosomal mebrane protein NPC1 which serves as the “cognate” receptor for ebola viruses. Upon binding to NPC1, the ebola virus crosses the endosomal membrane and is internalized into the cytoplasm of the cell, and is also disassembled, liberating its genomic RNA for further replication of the virus particle, its assembly, and later exit from the cell.

4https://ctdgh.org/researchers/prof-dr-katoto-pdm, also see- https://cawisa-afr.org/team-member/patrick-dmc-katoto/

5http://europepmc.org/abstract/med/39420216.

The WHO Technical Advisory Group on Therapeutics for BVD/BDBV - meeting report6 for therapeutics suggested moving an antibody cocktail, MBP134, and remdesivir, into clinical trials for the treatment of the Ebola Bundibugyo Virus Disease (BVD). The resulting “PARTNERS” clinical trial started on July 2, 20267, and at least 300 patients have been enrolled as of September 2, 2026, according to the WHO8. This trial will require over 1,000 patients to be treated and may not yield results for several months. A similar large collaborative clinical trial effort in the West Africa 2014-2016 outbreak resulted in US FDA approval of two antibody drugs only specifically for EBOV Zaire, which are not deemed to be useful in the current outbreak without further clinical trials.

In contrast to the NV-387 Oral Gummies, the PARTNERS clinical trial does not have any oral treatments9. The four groups are as follows: (i) MBP134 cocktail Infusion, (ii) Remdesivir infusion, and (iii) infusion of both MBP134 and Remdesivir; and (iv) a control group receiving only standard of care treatment.

Infusions are not scalable for the scale of response needed to treat the large number of patients in the current Ebola outbreak, given the limitation on the number of facilities, the make-shift nature of facilities, and potential needle-stick injuries risk to health care workers.

The need for an oral drug for the treatment of ebola patients is quite obvious, and is unmet. We believe NV-387 could fill this need and help bring the outbreak under control.

The MBP134 cocktail contains one Ebola Zaire antibody and one antibody optimized for activity against the Ebola Sudan virus. Its potential efficacy against the current Bundibugyo virus strain, which is different from the previous Bundibugyo viruses, and substantially different from other Ebola viruses, needs to be seen in the clinical trial. RNA Viruses such as the Ebola viruses change rapidly upon exposure to antibody treatments and resistant viruses escaping the treatment are generated in the field. This was repeatedly observed during the COVID-19 pandemic wherein antibodies and cocktails introduced lost their efficacy and were withdrawn within several months. Therefore, the usefulness of MBP134 for the current Ebola outbreak is expected to be limited.

In previous studies in animal models, we have found that NV-387 oral treatment was superior to remdesivir infusion treatment in terms of improving the length of survival in lethally infected animals. We reasonably believe that these results may be expected to carry over to the Ebola virus disease as well.

6WHO Technical Advisory Group on therapeutics prioritization for Bundibugyo virus disease Geneva: World Health Organization; 2026. https://doi.org/10.2471/B09767.

6https://www.reuters.com/business/healthcare-pharmaceuticals/trial-bundibugyo-ebola-treatment-starts-drc-who-says-2026-07-02/

6https://d2233.cms.socastsrm.com/2026/09/02/whos-tedros-says-ebola-response-must-be-scaled-up-to-tackle-congo-outbreak/

6A derivative of remdesivir called Obeldesivir was introduced as an oral drug for the Pre-Exposure Prophylaxis (i.e. protection before infection) and was advanced into a clinical trial. This trial is in a limbo because of ethical dilemma. Obeldesivir failed as a treatment for COVID-19, which is a far milder disease course compared to Ebola BDBV disease course. Clearly, it was not deemed to be worth entering a clinical trial for the treatment of already Ebola infected patients.

6https://www.who.int/emergencies/alert-and-response. See also - https://www.cdc.gov/ebola/situation-summary/index.html.

The Crude CFR is calculated simply by dividing the confirmed deaths by the confirmed number of cases on the same reporting date. It ignores the fact that the deaths are actually occurring in patients that were confirmed infected several days earlier; i.e. the time lag of sickness is not accounted for in the crude CFR. If it is accounted for, the actual fatality rate per confirmed infection (Infected Fatality Rate or IFR) would be much higher than the crude CFR. For example, if one assumes an average time lag of 21 days (Aug 14 to Sept 5), then the IFR on September 5 would be (3,175/4,945 =) 64%. Not all infections are reported or confirmed by lab tests; however, it is likely that most deaths are counted. This produces a large uncertainty in such CFR and IFR estimates.

The largest ever Ebola outbreak was the West Africa Ebolavirus (Zaire) outbreak, in 2013-2016, that killed more than 11,000 people out of at least 28,000 cases. The current outbreak, caused by a different, rare Bundibugyo strain of the ebolavirus, has already surpassed that outbreak in becoming the fastest growing Ebola outbreak to date, according to the WHO.

: meeting report, 20 and 26 May 2026. Geneva: World Health Organization; 2026. https://doi.org/10.2471/B09767.

7https://www.reuters.com/business/healthcare-pharmaceuticals/trial-bundibugyo-ebola-treatment-starts-drc-who-says-2026-07-02/

8https://d2233.cms.socastsrm.com/2026/09/02/whos-tedros-says-ebola-response-must-be-scaled-up-to-tackle-congo-outbreak/

9A derivative of remdesivir called Obeldesivir was introduced as an oral drug for the Pre-Exposure Prophylaxis (i.e. protection before infection) and was advanced into a clinical trial. This trial is in a limbo because of ethical dilemma. Obeldesivir failed as a treatment for COVID-19, which is a far milder disease course compared to Ebola BDBV disease course. Clearly, it was not deemed to be worth entering a clinical trial for the treatment of already Ebola infected patients.

We therefore look forward to the Phase II clinical trial of NV-387 oral gummies for the treatment of ebola virus disease, with the hope of developing a treatment for patients and saving lives. As of September 15, 2026, there have been 7,404 confirmed cases, 3,577 confirmed deaths, and 1,776 confirmed recoveries in DRC, according to the WHO daily report2. In comparison, as of August 14, 2026, there were reported 4,945 confirmed cases and 2,325 confirmed deaths due to this virus. The crude fatality rate (crude CFR) is about 48%, which severely underestimates the probability of death occurring. The Infection Fatality Rate is conservatively estimated at 64%, accounting for the fact that the patients dying today were infected at least 3 weeks ago3. The probability of an Ebola Bundibugyo virus infected person dying is about 67%, with about 1/3rd of patients recovering in DRC (ibid #11 footnote). This Ebola virus outbreak is the most severe and fastest growing outbreaks in DRC, and is rapidly expected to become the globally worst-ever Ebola virus outbreak within months.

In addition to the Phase II clinical trial to evaluate the safety and effectiveness of NV-387 treatment for MPox and Ebola. We are also planning another Phase II clinical trial to evaluate the potential of NV-387 as an emperic antiviral therapeutic for acute and severe-acute viral respiratory infections (Viral ARI and SARI).

Phase II Clinical Trial for Evaluating NV-387 for the Treatment of Measles

While CDC is reviewing the two recent measles-related fatalities in Pennsylvania, the total number of confirmed measles cases in the USA has reached 2,903 as of August 27, 2026, in comparison to 2,289 confirmed cases in the whole year of 2025, indicating continuing expansion of measles4. Cases of Measles have been rising globally for different reasons. The measles outbreak in Bangladesh has continued to proliferate, claiming 19,218 confirmed cases with 99 fatalities in confirmed cases from March 15 to August 30, 2026. During this period, a total of 137,347 patients with suspected measles were admitted to hospitals and 868 children have died of suspected measles, whereas 1,151 suspected measles cases with 4 deaths were reported in just the last 24 hours in Bangladesh5. The measles outbreak in Bangladesh has continued despite aggressive vaccination campaign that was undertaken since April-May 2026.

In the USA, since COVID-19 days, the MMR vaccination rate has fallen from 95.2% in 2019-2020 to an average of 92.4% in 2025-26, which can be clearly ascribed to the general public vaccine hesitancy that has resulted from the aggressive COVID vaccination policies. The current MMR vaccination rate is well below the 95% putative threshold that is generally agreed as necessary to block spread of measles, with approximately 280,000 unvaccinated kindergartners at risk of measles, according to CDC (ibid #12). The rate of “breakthrough” measles cases in the USA has remained steady at about 6% (~3% in single dose and ~3% in full 2-dose vaccinated individuals) (CDC data).

There is currently no approved drug for measles. A Vaccine does not help a patient already infected with the measles virus. While vaccinating already measles-exposed persons to avoid disease spread is the primary public health strategy in the USA, measles has continued to spread in the USA, indicating significant flaws in this policy. After vaccination, it takes roughly 2-3 weeks for the person to become partically protected, and a second dose of the vaccine is needed to achieve strong immune response and protection against disease. If an infected person could be effectively treated and recovers within a shorter number of days than without treatment, then the number of persons that such person can pass the measles virus on to could substantially decrease. This means an effective drug can be an important pillar in the public health response to a measles outbreak.

2https://www.who.int/emergencies/alert-and-response, data retrieved September 17, 2026.

3https://www.who.int/emergencies/alert-and-response. See also - https://www.cdc.gov/ebola/situation-summary/index.html.

The Crude CFR is calculated simply by dividing the confirmed deaths by the confirmed number of cases on the same reporting date. It ignores the fact that the deaths are actually occurring in patients that were confirmed infected several days earlier; i.e. the time lag of sickness is not accounted for in the crude CFR. If it is accounted for, the actual fatality rate per confirmed infection (Infected Fatality Rate or IFR) would be much higher than the crude CFR. For example, if one assumes an average time lag of 21 days (Aug 14 to Sept 5), then the IFR on September 5 would be (3,175/4,945 =) 64%. Not all infections are reported or confirmed by lab tests; however, it is likely that most deaths are counted. This produces a large uncertainty in such CFR and IFR estimates.

The largest ever Ebola outbreak was the West Africa Ebolavirus (Zaire) outbreak, in 2013-2016, that killed more than 11,000 people out of at least 28,000 cases. The current outbreak, caused by a different, rare Bundibugyo strain of the ebolavirus, has already surpassed that outbreak in becoming the fastest growing Ebola outbreak to date, according to the WHO.

4https://www.cdc.gov/measles/data-research/index.html.

5https://www.tbsnews.net/bangladesh/health/measles-death-toll-rises-967-4-more-die-24hrs-1528786.

Thus an effective treatment for Measles is an unmet medical need. NV-387 is the only drug candidate to our knowledge that has demonstrated strong in vivo activity against lethal infection with the Measles virus in a humanized animal model study.

NanoViricides is currently developing a Phase II clinical trial protocol for evaluating NV-387 as a treatment for measles. A draft is being circulated. The Company intends to bring this protocol under the purview of the US FDA in an IND process. Therefore, this work is expected to take some time.

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

Benefits of Our Regulatory Approach for NV-387 – Ebolaviruses and Biodefense

The Phase II MPox clinical trial in DRC, and the Phase II Ebola clinical trial in DRC are progressing side by side, and these are expected to provide first evidence of efficacy of NV-387 in a viral disease in humans.

Ebolaviruses are recognized as priority agents and are in the US DHHS Select Agents and Toxins list as priority pathogens. After the West African 2012-2014 Ebolavirus (Zaire) epidemic, based on clinical trials conducted therein, two therapeutics were approved by the US FDA; Ebanga (MBP114) which is a monoclonal antibody (Mab) derived from a survivor patient, and Immazeb a three Mab cocktail by Regeneron. Two other drugs in the clinical trial, Zmapp (modified), a Mab cocktail by MAPP Bio, and Remdesivir, a broad-spectrum antiviral by Gilead, were found to be safe and well tolerated but missed the clinical efficacy endpoint8 and were not licensed by the FDA.

All of these appproved and clinically tested anti-ebolavirus agents are infusions, which are logistically difficult to administer to patients in resource-poor countries. Besides, all of the antibodies were specific to EBOV (Zaire), and not very effective against other ebolaviruses.

Ebolaviruses EBOV Zaire, SUDV Sudan, TAFV Tai-Forest Virus, BDBV Bundibugyo Virus, as well as the related MARV Marburgvirus are known to cause diseases and outbreaks in humans. RESTV Reston and BOMB Bombali Ebolaviruses are not known to cause human infections.

There are no approved drugs or vaccines for any Ebolaviruses other than EBOV Zaire. Two vaccines, Ervebo and Zabdeno are approved for EBOV Zaire only.

The current BDBV outbreak in DRC has clearly demonstrated the need for a pan-ebolavirus therapeutic. We believe NV-387 is likely to be the answer.

If the Phase II clinical trial of NV-387 for treatment of Ebola BDBV in DRC provides positive results, we believe that the Company will have access to substantial non-dilutive US Government funding for further development towards US FDA licensure, as well as for potentially recurring acquisition contracts for the US Government Strategic National Stockpile. NV-387 as an Ebolavirus therapeutic may qualify upon approval (licensure) for a Priority Review Voucher under the (Neglected) Tropical Diseases PRV program. We note that a given drug can be assigned only one PRV.

8S. Mulangu, L. E. Dodd, R. T. Davey, O. Tshiani Mbaya, M. Proschan, D. Mukadi, M. Lusakibanza Manzo, D. Nzolo, A. Tshomba Oloma, A. Ibanda, R. Ali, S. Coulibaly, A. C. Levine, R. Grais, J. Diaz, H. C. Lane and J.-J. Muyembe- Tamfum, The Palm Writing Group. A Randomized, Controlled Trial of Ebola Virus Disease Therapeutics, N. Engl. J. Med., 2019, 381(24), 2293–2303, DOI: 10.1056/ NEJMoa1910993.

Benefits of Our Regulatory Approach for NV-387 – Orthopoxviruses (MPox, Smallpox) and Biodefense

MPox was declared as a global Public Health Emergency of International Concern (“PHEIC”) by the World Health Organization (WHO) around May 2022 that was canceled about a year later. This PHEIC was caused by spill-over of the MPox Clade II virus from Africa into European countries and into the USA.

The MPox Clade II continues to cause cases in the USA and is an “Orphan” disease in the USA. It is less severe and less lethal than its cousin, MPox Clade I, which is endemic in regions of Africa including DRC. A new variant of Clade I, namely Clade Ib, has newly emerged and is driving the current epidemic. This Mpox PHEIC declaration on September 5, 2025, citing decrease in cases in DRC and nearby regions previously affected, whereas the Africa CDC has voted to continue the PHECS designation on September 3, 2025, due to continued spread of the MPox virus into new countries in the region, as well as rise in cases in several regions neighboring to the previous hot zones.

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

Tecovirimat inhibits the release of the virus from infected cells after replication, whereas brincidofovir inhibits the synthesis of the viral DNA. A single point mutation in the virus protein VP-37 is known to cause resistance to tecovirimat. Brincidofovir is said to have a higher bar of resistance to mutation in viruses. Brincidofovir, according to its prescribing information,1 (i) carries a “Black Box Warning” due to observed increase in mortality in an unrelated disease clinical trial upon extended use; (ii) was found to cause diarrhea in 40% of patients, with 5% discontinuations; (iii) was found to cause elevations in hepatic (i.e. liver) transaminases and bilirubin; (iv) is considered a human carcinogen; (v) may cause embryonic or fetal harm; and (vi) may irreversibly impair fertility. Tecovirimat was tried in a clinical trial called PALM007 for treatment of MPox and the results announced by the US NIH stated that while it was found to be safe and well tolerated, it was not superior to the placebo, in August 20242. In a separate international Phase III clinical trial called UNITY, tecovirimat failed to demonstrate improvement over placebo as reported on July 17, 20253. Brincidofovir has entered a clinical trial called MOSA for treatment of MPox in January 2025, and interim results were anticipated in Q1 2025, according to the press release by Africa CDC4. An Africa CDC press release on January 8, 202611 states that an interim review of 50 Mpox patients in the MOSA clinical trial found no new safety signals, and the trial is allowed to proceed to the next 50 patients with the goal of an interim evaluation of efficacy12. The current status of this brincidofovir for MPox MOSA clinical trial regarding effectiveness of the drug is not publicly known.

11https://africacdc.org/news-item/emergent-biosolutions-panther-partner-to-advance-africa-cdc-led-mpox-study/    . The date is incorrectly listed as January 8, 2025 at this url.

12https://mpx-response.eu/a-first-safety-interim-analysis-of-mosa-shows-no-signal-of-safety-concerns-with-brincidofovir-a-potential-antiviral-to-fight-mpox/    .

1https://www.acocessdata.fda.gov/drugsatfda_docs/label/2021/214460s000,214461s000lbl.pdf.

2https://www.nih.gov/news-events/news-releases/antiviral-tecovirimat-safe-did-not-improve-clade-i-mpox-resolution-democratic-republic-congo.

3https://mpx-response.eu/large-international-trial-unity-reports-no-clinical-benefit-from-tecovirimat-for-mpox-resolution/

4https://africacrdc.org/news-item/enrollment-starts-in-africa-cdc-led-mpox-therapeutic-study-mosa/    .

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

We plan on pursuing an “Orphan Drug Designation” from the US FDA for the use of NV-387 for the treatment of Smallpox. We believe that the data from our Phase II clinical trial of NV-387 in Mpox patients will help with these applications.

The Orphan drug designation has several advantages, including waiver of certain PDUFA FDA fees, tax credit for research and development, as well as a seven year exclusivity after approval. The Orphan designation is also expected to enable important FDA engagement and potentially rapid reviews.

We plan on filing an IND with the US FDA for the use of NV-387 for the treatment of MPox as well as Smallpox, which are both Orthopoxviruses. As of now, we have not formally engaged with the US FDA for these initiatives.

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

Influenza is a multi-billion dollar market, and it is also an important initiative for the US Agency known as BARDA. Currently available treatments, namely oseltamivir (Tamiflu®, Roche), peramivir (Rapivab®, BioCryst), baloxavir (Xofluza®, Shionogi, Roche) and others are all known to be susceptible to virus escape by simple mutations. Thus there is an unmet medical need for an Influenza treatment that the virus cannot escape from. We note that in lethal lung infection animal model of Influenza, NV-387 was found to be substantially superior to each of the three approved drugs listed above. This leads us to believe that NV-387 would be able to go through regulatory clinical trials for Influenza viruses successfully and would be able to receive regulatory approvals.

There is no drug approved for the treatment of RSV infection, other than ribavirin which is only used in extreme cases due to its severe toxicity. We note that in the lethal lung infection animal model of RSV, NV-387 was found to completely cure treated animal. This leads us to believe that NV-387 would be able to go through regulatory clinical trials for RSV successfully and would be able to receive regulatory approvals.

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

NV-387 for Measles Treatment

Measles outbreaks are increasing globally.5 and the Commonwealth of Pennsylvania officials have reported three measles-associated fatalities in 202613. For the full year of 2025, a total of 2,289 confirmed measles cases with 3 deaths were reported in the United States, according to the CDC. Measles was declared eliminated in the USA as of 2000, with only travel-related cases occurring sporadically. an increase of over 20x in measles cases since 2024, with more than 4,200 cases reported by the end of July 20256. As of July 2026, there were more than 1,000 measles cases in Canada in 202614. Mexico is seeing a surge in measles with 12,255 confirmed cases between January and July 2026 alone, according to the Pan-American Health Organization (PAHO)15. In 2024, measles cases in Europe rose to over 32,000 from slightly less than 4,000 cases in 20237. A total of 2,339 Measles cases were reported in Europe from 1 August 2025 to 31 July 2026, according to the European CDC (ECDC)16. There were approximately 411,913 reported cases of measles globally in 2025, down slightly from 476,412 cases in 2024according to WHO. As of August, 2026, Bangladesh alone had over 150,000 cases, with 943 fatalities17.

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

13https://www.yahoo.com/news/us/articles/pennsylvania-officials-report-states-3rd-220648784.html.

14https://www.thecanadianwire.com/news/measles-surges-past-1000-cases-in-2026-as-canada-battles-loss-of-elimination-sta.

15https://mexicodailypost.com/2026/08/09/mexico-faces-severe-measles-surge-as-reported-cases-double/    .

16https://measles-rubella-monthly.ecdc.europa.eu/ Monthly report summary as of end of July 2026 in August 2026.

17https://www.nationpress.com/international/bangladesh-measles-toll-hits-943-5-die-in-a-day#google_vignette

5https://www.cdc.gov/measles/data-research/index.html.

6https://health-infobase.canada.ca/measles-rubella/    .

7https://www.ecdc.europa.eu/en/news-events/measles-rise-again-europe-time-check-your-vaccination-status.

8https://view.officeapps.live.com/op/view.aspx?src=https%3A%2F%2Fimmunizationdata.who.int%2Fdocs%2F librariesprovider21%2Fmeasles-and-rubella%2Fglobal-mr-update.pptx%3Fsfvrsn%3D3547ebab_9&wdOrigin=BROWSELINK

9https://pmc.ncbi.nlm.nih.gov/articles/PMC11209263/    .

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

Further, in the non-clinical GLP (good laboratory practice) safety/toxicology studies in relevant animal models, NV-387 was found to lead to no reportable observations (i.e. no adverse events) in respiratory and neurological studies in rats and cardiotoxicity studies in a non-human primate model (cynomolgus monkey). Intravenous infusion of NV-387 did not have any toxicologic effects on cardiac rhythm or ECG morphology in cynomolgus monkeys. Intravenous infusion of NV-387 did not affect respiratory function and no significant neuropharmacological or behavioral effects were observed in rats. Body temperature was not affected by the drug treatment in either the rat or the NHP animal model study. All of these results are indicators that the drug NV-387 was well-tolerated in these animal models and thereby enabled us to obtain regulatory approvals to begin Phase Ia/Ib human safety/tolerability studies in healthy subjects.

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

Importantly, the same injectable solution can be readily delivered directly into the lungs as a fog created using standard portable battery operated nebulizer devices. This enables direct and quick action at the most important site of infection by a respiratory virus such as coronaviruses, RSV, influenzas, human meta-pneumovirus (hMPV), certain adenoviruses, and others that can lead to severe pneumonia.

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

The attachment receptors employed by most viruses fall into very few families. One such family is “Sulfated Proteoglycans (S-PG),” or “Glycosaminoglycans (GAGs).” We loosely include a number of sulfated proteoglycan types in this “S-PG class”. They differ in exact structures but share a number of commonalities. This family includes proteoglycans that have attached onto them heparan sulfate (HSPG), dermatan sulfate (DSPG), chondroitin sulfate (CSPG), or keratan sulfate (CSPG). Over 90% of known pathogenic viruses bind to one or more of these S-PG class attachment receptors. These viruses include Coronaviruses, Paramyxoviruses (RSV- Respiratory Syncytial Virus, and HMPV- human Metapneumovirus), Dengue Viruses, Herpesviruses, Human Papillomavirus (HPV), HIV, Hendra and Nipah Viruses, Ebola and Marburg Viruses, among others.

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

Presently, our focus is on the two separate Phase II clinical trials for NV-387 for the treatment of (i) MPox Virus Infection, and (ii) Ebola.

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

We have produced and plan to continue to produce our nanoviricide drugs for clinical trials in this facility. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for the Phase II clinical trials of NV-387 for MPox, for Ebola, for measles, for Viral ARI/SARI, as well as for RSV. In general, the manufacturing capacity is sufficient for all of the anticipated clinical trials of our drug candidates in the near future. Further, this cGMP-compliant manufacturing capacity is anticipated to be sufficient for commercialization of NV-387 for treatment of pediatric RSV subsequent to required regulatory approvals thus enabling rapid market entry and future revenue generation.

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

NanoViricides Campus – Fully Owned Asset Group

All of the facilities described above, the land, building, improvements, and equipment, are fully owned by NanoViricides, Inc. This forms a significant and stable part of our long term assets, accounting for over $6.7 million in long term assets post-depreciation and amortization as of June 30, 2026.

We believe NanoViricides, Inc. is one of a few innovation-led small pharma companies that has or is close to having a fully integrated pharmaceutical operation from drug discovery to drug product manufacturing. This sets us apart in the field by substantially de-risking our development programs as well as enabling time and cost savings in the new drug development process.

Fiscal Year 2026 in Review

In the fiscal year 2026, we have achieved a substantial level of accomplishments. We have focused on evaluating the broad spectrum of antiviral activity of NV-387. We have been able to significantly expand the potential indications of viral infections wherein NV-387 could be a drug candidate worthy of pursuing into clinical trials, to include the respiratory viral infections RSV and Influenza, in addition to the coronaviruses, as well as Smallpox/Mpox, and to include Measles virus.

During this year, we have focused on developing a cost-effective regulatory strategy for NV-387. We have reprioritized our development plans based on our resources.

We have engaged in a number of activities necessary for initiating our very first Phase II clinical trial(s) of NV-387, which is for the evaluation of NV-387 as a treatment of MPox. We have since been involved in substantially updating the patient housing and laboratory infrastructure at the clinical trial site, which is in a resource-poor remote area.

Since the Ebola PHEIC was declared by WHO in May, 2026, we have engaged in obtaining an approval to our proposal to conduct a Phase II clinical trial for the evaluation of NV-387 as a treatment of Ebola. After obtaining this approval from the Pillar Committee for Ebola response in DRC, we have continued our activities for regulatory approval of this clinical trial, subsequent to the reporting period. We received the regulatory approval from ACOREP in August, 2026, and we have been engaged in setting up the clinical trial site since then. This Ebola clinical trial is expected to start enrollment and dosing in September, 2026.

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

We have improved the manufacturing process of NV-387. In doing so, we have approximately doubled the production scale of the drug substance NV-387 resulting in a batch size producing approximately 6kg of the purified drug substance with a 10kg scale feasible. We manufactured the drug substance NV-387 as well as the drug product NV-387 Oral Gummies, appropriately labelled for the two Phase II clinical trials (Mpox and Ebola), and have shipped them to the respective clinical trial sites.

We have continued to develop and validate improved methods for the quantitation of drug substance related impurities.

We have developed and validated a new and improved method for analysis of NV-387 in biological samples such as animal and human plasma, which is required for pharmacokinetic studies.

We have improved the process of manufacturing the drug product NV-387 Oral Gummies, the first two Phase II clinical trials. We have improved the NV-387 Oral Gummies formulation for organoleptic properties, by improving its color, flavor, taste, and mouthfeel.

We have also performed preliminary work and developed a clinical trial protocol for a Phase II clinical trial of NV-387 for the treatment of measles virus infection and disease.

We have engaged in efforts to obtain non-dilutive funding for several of the developments related to NV-387 that would be of interest to various governmental agencies.

We have raised equity-based funding to support our operations and to support the two Phase II clinical trials of NV-387 for Mpox and Ebola respectively.

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

Survival Lifespan and Lung Microhistopathology of Lethally Infected Mice - Lung Infection with RSV A2
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %	Lung histopathology
NV-387, Oral	Complete	Cured	Cured	No Lung Damage
Ribavirin, Oral	14	6	0	Immune Infiltration, Pneumonia
Vehicle, Oral	8	0	42.86	Immune Infiltration, Pneumonia

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

Activity of Oral NV-387 in Lethal Lung Infection by Measles virus in humanized CD150-knock-in Mice Indicates NV-387 Would be a Drug Candidate for Treatment of Measles for Regulatory Development

We performed a study to evaluate the potential effectiveness of NV-387 in a lethal lung viral infection caused by measles virus in humanized hCD150+ (knock-in) mice. Measles requires the human CD150 cognate receptor to be expressed on the immune cells to cause productive infection. Therefore, it was necessary to use humanized mice.

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

MPox Clade Ia is endemic in many African countries including the DRC. A rapid increase in cases of MPox prompted the Africa CDC to declare a regional Public Health Emergency of Continental Security (PHECS) on August 10, 2024. Children were the majority of cases associated with this new outbreak, caused MPox Clade Ib, a new variant of Clade I, unlike previous outbreaks that primarily affected adults. WHO followed with a new PHEIC declaration on August 14, 2024. The virus continued to rage through DRC and spread through neighboring countries. Initial scattershot vaccination effort in DRC using Jynneos did not control the spread of the virus. The PHEIC was ended by the WHO on September 5, 2025, but the Africa CDC has continued the regional PHECS declaration citing new surges emerging in Ghana, Liberia, Kenya, Zambia, and Tanzania, with fresh introductions of the virus reported in Malawi, Ethiopia, Senegal, Togo, The Gambia, and Mozambique (https://africacdc.org/news-item/mpox-still-a-continental-emergency-africa-cdc-advisory-group-recommends/).

The MPox virus circulating in DRC and neighboring regions is of Clade Ia and Clade Ib subtypes, with the latter predominant. Clade Ib is more transmissible of the two, which is why it has resulted in a sustained epidemic. The MPox Clade Ia case fatality rate (CFR) is about 3%-11% whereas the CFR for Clade Ib is about 1%. The MPox Clade IIb is the virus causing continuing cases in the Western world, which causes a much less severe disease than Clade Ia/Ib and has a very low CFR, according to CDC. Sporadic cases of Clade I in the Western World continue to occur. Six separate travel-related MPox Clade I cases were reported in the USA that did not result in any further spread, since November 2024, according to the CDC (https://www.cdc.gov/mpox/situation-summary/index.html).

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

Corporate Events - Financing

We had approximately $2.8 million cash in hand as of June 30, 2026, the end of the reporting period. In addition, we obtained a $3 million financing in the form of a line of credit from Dr. Anil Diwan, our founder, President and Executive Chairman. The maturity date of the line of credit is December 31, 2027. The line of credit bears interest at 12% on any funds drawn down, and is secured by a mortgage on the Company’s Laboratory facility. The Company has not drawn against the Line of Credit facility as of June 30, 2026.

We spent approximately $7.7 million in cash on operating activities during the year ended June 30, 2026, a decrease of approximately $800,000 compared to $8.5 million in cash used in the prior year ended June 30, 2025; the decrease was primarily due to decrease in investor outreach expenses.

Additionally, we have long term assets of $6.4 million post-depreciation and amortization that represent our facilities.

We believe we have sufficient financing to close the Phase Ia/Ib clinical trial of NV-387 with completion of a final clinical study report, and additionally to execute the Phase II clinical trials, one for the evaluation of efficacy of NV-387 for the treatment of MPox infection and the other for the treatment of Ebola infection in DRC. However, we anticipate that we will need to raise additional financing to complete data analysis, report writing and report submission after execution is completed.

On April 15, 2024, the Company entered into an ATM sales agreement with E.F. Hutton Securities (now D.Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through June 30, 2026 the Company sold 1,264,988 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,909,000 after placement agent fees and other estimated offering expenses. On November 10, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of Common Stock, at an offering price of $1.67999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full. The net proceeds from the offering was approximately $5,404,000.

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

On May 15, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,133,334 shares of common stock par value $0.00001 per share, (ii) Pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 200,000 shares of Common Stock, at an offering price of $1.49999 per Pre-Funded Warrant, and (iii) accompanying common warrants to purchase up to 1,333,334 shares of common stock (“Common Warrants”). Each Pre-Funded Warrant is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full. The Common Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire three years from the date of issuance. The warrants meet the criteria for equity classification. The net proceeds from the offering was approximately $1,703,000.

On June 5, 2026 the Company filed a registration statement on Form S-3 (File No. 333-296550) with the Securities and Exchange Commission (the “SEC”), which registration statement was declared effective by the SEC on June 15, 2026. On July 17, 2026, the

Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with D. Boral Capital LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), in an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). On July 17, 2026, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “Commission”) in connection with the Sales Agreement (the “Prospectus Supplement”) under its existing shelf Registration Statement on Form S-3 (File No. 333-296550).

On July 24, 2026, the Company and a certain purchaser (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investor in a registered direct offering: (i) 2,416,339 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.53 per share, (ii) pre-funded warrants to purchase up to 100,000 shares of Common Stock, at an offering price of $1.52999 per pre-funded warrant (the “Pre-Funded Warrants”), and (iii) accompanying common warrants to purchase up to 2,516,339 shares of Common Stock (the “Common Warrants”). Each Pre-Funded Warrant will be exercisable for one share of Common Stock at an exercise price of $0.00001 per share, will be immediately exercisable upon issuance, and may be exercised at any time until exercised in full. Each Common Warrant will be exercisable for one share of Common Stock at an exercise price of $1.75 per share, will be exercisable six months from the date of issuance, may be exercised at any time until exercised in full, and will expire five and one-half years from the date of issuance. The Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-296550) that was filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2026 and declared effective by the SEC on June 15, 2026 and the prospectus supplement filed with the SEC on July 27, 2026. The Offering closed on July 27, 2026 (the “Closing Date”). The aggregate gross proceeds to the Company from the Offering were approximately $3.8 million, before deducting the placement agent’s fee and offering expenses payable by the Company. D. Boral Capital LLC acted as the exclusive placement agent for the Company in connection with the Offering.

We believe that we have several important milestones to be achieved in the coming year. Submission of the final clinical study report trial for our broad-spectrum drug NV-387 has been pending because of excessive workload preparing for the two Phase II clinical trials that are about to begin. These milestones include the Phase II clinical trial for MPox, Interim Datasets regarding the Safety and Effectiveness of NV-387 for the treatment of MPox, and the completion of the Phase II Clinical Trial for MPox. Additionally, the initiation of the Phase II clinical trial for Ebola, Interim Datasets regarding the Safety and Effectiveness of NV-387 for the treatment of Ebola, and the completion of the Phase II Clinical Trial for Ebola. We also anticipate filing of clinical trial application for Phase II clinical trial of NV-387 for Measles treatment indication. We anticipate approval of this clinical trial application, and the initiation of the Measles Phase II clinical trial. We also anticipate interim datasets regarding the safety and effectiveness of NV-387 for the treatment of Measles. Further, we anticipate filing of clinical trial application for Phase II clinical trial of NV-387 for viral-ARI/SARI indication. We anticipate approval of this clinical trial application, and the initiation of the viral ARI Phase II clinical trial. We also anticipate interim datasets regarding the safety and effectiveness of NV-387 for the treatment of multiple respiratory viral infections. Additional milestones we look forward to include: prosecuting orphan drug designation filing to the US FDA for NV-387 for the treatment of MPox, and for Smallpox, Orphan drug designation filing to the US FDA for NV-387 for the treatment of, Measles, Pre-IND for Smallpox/MPox/Orthopoxviruses, Pre-IND for Ebola. We anticipate following up the pre-IND applications with IND applications filing for the treatment of Measles, another IND possibly for NV-387 for the treatment of smallpox, and another IND possibly for NV-387 for the treatment of Ebola. We plan on harnessing the data collected from the imminent Phase II clinical trials for Mpox and for Ebola towards the appropriate IND applications.

We believe that as we achieve these milestones, our ability to raise additional funds in the public markets would be enhanced. However, there is no guarantee that the Company will be able to raise funds on terms acceptable to it, or at all.

Our drug development strategies may be influenced by considerations regarding the ability to engage into licensing or co-development relationships with other pharmaceutical companies. Pharmaceutical drug development is an expensive and long duration proposition. Our current plan is focused on developing NV-387 for MPox, For Ebola, for Measles, as well as for Respiratory Viruses including Influenza and RSV to the necessary stage(s) for potential collaborations, followed by similarly developing NV-HHV-1 for shingles and the follow on systemic anti-herpesviruses drug candidate in the HerpeCide program to the necessary stage(s) for fruitful collaborations. Such licensing or co-development relationships may entail upfront payments, milestones payments, cost sharing, and eventual revenue sharing, including royalties on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to us. We intend to develop our drugs on our own if a suitable collaboration does not occur. As and when needed, management plans to continue to raise additional funds for our continuing drug development efforts from public markets. However, there can be no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us.

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

On October 26, 2025, Dr. Anil Diwan gave a Presentation on the NanoViricides Platform technology at the Partnership Opportunities in Drug Delivery (PODD) Conference in Boston, MA, regarding the specifically targeted drug delivery application of the nanoviricides technology and polymers.

On November 3, 2025, Dr. Anil Diwan gave an Investor Presentation at the Spartan Investors Conference in New York City.

On November 13, 2025, Dr. Anil Diwan gave a Technology and Corporate Presentation at the Pharma Partnering Summit-2025 in Boston, MA.

On January 28, 2026, Dr. Anil Diwan gave an Investor Presentation at the Dealflow Discovery Conference in Atlantic City, NJ.

On March 11, 2026, Dr. Anil Diwan gave an Investor Presentation at the NIBA Investor Conference in Fort Lauderdale, FL.

On May 7, 2026, Dr. Anil Diwan met with investors at the D Boral Conference in New York City.

On May 20, 2026, Dr. Anil Diwan gave an Investor Presentation at the AGP Virtual Investor Conference.

Subsequent to the reporting period, on August 26 and 27, 2026, Dr. Diwan attended the RRPV Annual General Meeting in Crystal City, Arlington, VA.

Business Development

We plan on further enhancing our business development efforts in the coming year. We believe that as NV-387 advances into Phase II clinical trials, which are considered the human proof-of-concept for any pharmaceutical agent, the interest in our assets and technologies should increase.

NanoViricides Drug Programs

We are currently focused on developing NV-387 for multiple antiviral indications that include MPox, Ebola, and Measles as Orphan Drugs, Smallpox for Biodefense, as well as Viral Acute Respiratory Infections (ARI and SARI), Influenza including H5N1 Bird Flu, RSV, and Coronaviruses.

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

To this end, we are focusing on advancing NV-387 into two Phase II clinical trials (I) as a treatment for MPox, and, because of the public health emergency, (ii) as a treatment for Ebola. The information from clinical trial is expected to help with the development of NV-387 for the treatment of Smallpox, which we believe is an important biodefense need, based on conversations with experts in the field. We plan to pursue Smallpox drug development if non-dilutive funding becomes available. The information from the Ebola clinical trial is expected to help with the development of NV-387 for the treatment of Ebola viruses, and also, if NV-387 is successful as a treatment, this trial may lead to emergency use and potential regulatory approval of NV-387 for Ebola, with the drug getting used in the current Ebola outbreak response to save lives, to treat patients, and thereby to break the extent of transmission. This could result in revenue-generating opportunities, if NV-387 is successful as a treatment for Ebola.

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

We plan on conducting a Measles clinical trial program under a US FDA IND but outside of the USA where case rates are high and therefore the clinical trial can be conducted successfully in a relatively short period of time.

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

Our high priority drug programs and approximate qualitative priority levels are described in brief in the Table 2 below.

Table 2.A. Broad-Spectrum Antiviral NV-387 - Additional Indications: MPox (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● MPXV Infection (Clade Ia/b, Clade IIa/b) ● Non-hospitalized ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II	A

Table 2.B. Broad-Spectrum Antiviral NV-387 - Additional Indications: Measles (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Measles Virus Infection ● Non-hospitalized ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Ready for Physician Initiated IND, Pre-IND to file.	B

Table 2.C. Broad-Spectrum Antiviral NV-387 - Additional Indications: Ebola (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Ebola virus Infection ● Not very severe stage ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II	A
2	Injectable Solution, API NV-387 Use for Injection or for Infusion	● Ebola virus Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	TBD	C

Table 2.D. Broad-Spectrum Antiviral NV-387 - Additional Indications: Smallpox (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Smallpox virus Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Pre-IND to file, IND-Preparation	B
2	Injectable Solution, API NV-387 Use for Injection or for Infusion	● Smallpox virus Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Pre-IND to file, IND-Preparation	C
3	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● Smallpox virus Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Pre-IND to file, IND-Preparation	C

Table 2.E. Broad-Spectrum Antiviral NV-387 - Additional Indications: ARI and SARI (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Viral Acute Respiratory Infection (ARI) ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	B
2	Oral Gummies, API NV-387
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

Table 2.F. Broad-Spectrum Antiviral NV-387 - Additional Indications: RSV (Modality#1)
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

Table 2.G. Broad-Spectrum Antiviral NV-387 - Additional Indications: Influenzas (Modality#1)
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

Time Schedules, Milestones and Development Costs

In the upcoming fiscal year, we hope to meet several important milestones towards establishing human effectiveness proof-of-concept for the Nanoviricides Platform:

●	Submission of the final report of the Phase Ia/Ib clinical trial of the API NV-387, as drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies.
●	Initiation of the Phase II NV-387-MPox Clinical Trial
●	Initiation of the Phase II NV-387-Ebola Clinical Trial
●	Top-line Effectiveness’ and Safety/Tolerability in Patients Data from the Phase II NV-387-MPox Clinical Trial
●	Top-line Effectiveness’ and Safety/Tolerability in Patients Data from the Phase II NV-387-Ebola Clinical Trial
●	Completion of the In-Hospital Treatment Part of the Phase II NV-387-MPox Clinical Trial
●	Completion of the In-Hospital Treatment Part of the Phase II NV-387-Ebola Clinical Trial
●	Closing of the Phase II NV-387-MPox Clinical Trial, Data Analysis and Initial Reports
●	Closing of the Phase II NV-387-Ebola Clinical Trial, Data Analysis and Initial Reports
●	Top-line effectiveness and Safety/Tolerability in Patients Data from the Phase II NV-387- Mpox and Ebola Clinical Trials
●	The Company is pursuing an Orphan Drug Designation Application for NV-387 as a Treatment for MPox in the USA
●	The Company is pursuing an Orphan Drug Designation Application for NV-387 as a Treatment for Ebola in the USA
●	Pre-IND Application for NV-387 as a Treatment for MPox in the USA
●	Pre-IND Application for NV-387 as a Treatment for Ebola in the USA

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond our control.

We believe we have sufficient financing to complete the human clinical trials of API NV-387 for (I) Mpox, and (ii) Ebola, and submission of the full clinical trial report. The total cost of the Phase II trials could be significantly more. We may need to raise additional funds to support continued program development through Phase II and Phase III studies at least and revenue realization.

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

The work-plan we have developed for the next twelve months is expected to enable us to complete the Phase II clinical trials of API NV-387 for the treatment of MPox and for the treatment of Ebola. Additionally, we believe we can initiate a Phase II clinical trial of NV-387 for the treatment of Measles, begin developments for the Phase II human clinical trial of NV-387 for the treatment of Viral ARI/SARI, which will include patients with Influenza, RSV, Coronavirus, hMPV, and several other human respiratory viral infections in different enrollment numbers. Given our dependence on external collaborators for the regulatory affairs, IND-enabling studies and study reports, Clinical Trial CROs and other services providers, we cannot provide time estimates. Our work-plan is extremely dependent on obtaining financing, and on external factors such as collaborations, and may be affected by unanticipated delays. We are experiencing extreme staffing constraints as well as financial constraints at present. We plan on applying for grants and contracts in order to obtain non-dilutive financing for some of our programs that we consider are eligible for governmental support. We plan on raising financing via sale of equity and public and private placements of our stock to finance our workplan. We have accesss to a line of credit of up to $3 million provided by our founder and President, Anil R. Diwan; we have not drawn on this credit line at present. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines.

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

Based on our pre-clinical study data, we believe that we have a very high probability that NV-387 would be demonstrated to be a highly effective and safe drug for the treatment of MPox in the Phase II clinical trial, and also for the treatment of RSV, Influenza, Coronaviruses, hMPV, and other respiratory viruses in the ensuing Phase II Viral ARI/SARI clinical trial. We also believe that NV-387 as a treatment for Ebola would be superior to the remdesivir infusion, based on prior studies. We further believe also that NV-387, as an orally administered treatment, has a substantial benefit over the MBP134 infusion in the Ebola outbreak scenario in DRC.

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

Our Collaborations and Service Contract Agreements with Service Provider Laboratories or Collaborators

Our development model is to employ collaborations and service contract relationships with renowned academic labs, government labs, as well as service contracts with external service providers in order to minimize our capital requirements.

All of our agreements provide for the evaluation of nanoviricides substances created and provided by us to the Service Provider Laboratory (or Collaborator). In general, the Service Provider Laboratory is compensated for certain material and personnel costs for these evaluations. The evaluations involve in vitro and in vivo scientific studies at the Service Provider Laboratory using their established protocols. In some cases, we provide scientific input regarding certain modifications to their protocols as may be needed. The Laboratory returns the results and data to us. The Laboratory is allowed to publish the results after allowing time for us to protect intellectual property (IP) as needed. We send nanoviricides as well as positive control (i.e. known therapeutics) and negative control (i.e. known not to work) compounds as needed in a fully formulated, ready to use form, to the Laboratory. All IP related to the nanoviricide materials, their formulations and reformulations, and their usage, rests with us. Any IP developed by the Service Provider Laboratory regarding their own know-how, such as laboratory tests and protocols, their modifications, etc. rests with the Service Provider Laboratory. Joint inventions are treated as per applicable US Laws.

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

Development fees and other costs charged by TheraCour for the years ended June 30, 2026 and 2025 were approximately $1,995,000 and $2,490,000, respectively. At June 30, 2026, approximately $829,000, was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2026.

TheraCour is affiliated with the Company through Dr. Anil Diwan, our Founder, President, and Executive Chairman, who owns approximately 90% of the capital stock of TheraCour which itself owns 470,961 shares of the Company’s outstanding common stock and 681,859 shares of the Company’s Series A preferred stock as of June 30, 2026.

Line of Credit - Related Party – Anil Diwan

On November 13, 2023, the Company’s President and CEO, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On September 23, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which increased the available line of credit from $2 million to $3 million. As of July 1, 2025 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement extending the maturity of the Company’s Line of Credit from to March 31, 2027.

The Company has not drawn against the Line of Credit facility as of June 30, 2026.

Karveer Meditech, Private Limited (KMPL)

On March 27, 2023 the Company entered into a License Agreement with KMPL, wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID-19 in patients in India (“KMPL COVID License”). KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and is acting as clinical trials manager for such clinical trials. KMPL is in the process of establishing a manufacturing plant for some of those medicines. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company has the rights to use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy percent (70%) of the final invoiced sales less the cost of sales and goods sold to unaffiliated third parties. On June 19, 2023, KMPL commenced the equivalent of Phase I clinical trials in India. On May 26, 2026 KMPL invoiced and the Company paid an advance payment under the Covid Phase 1 Budget provisions of $299,130. $ 43,610 was expensed to Clinical Trial Cost – Related Party. The remainder was recorded as a prepaid expense. Additional charges may follow upon reconciliation of the budgetary provisions and actual expenditures. The Company has incurred clinical trial costs to KMPL of approximately $44,000 and $10,000 for the years ended June 30, 2026 and 2025, respectively. At June 30, 2026, approximately $0, was due to KMPL for Phase 1 clinical trial related services performed in India. Dr. Anil Diwan is a passive investor and advisor without operating control at KMPL.

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

As of June 30, 2026, the Company had approximately seven full-time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2026, we had a cash and cash equivalent balance of approximately $2.8 million. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of approximately $157 million at June 30, 2026. Such losses are expected to continue for the foreseeable future.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

Management believes that the Company’s cash and cash equivalents balance of approximately $2.8 million, additional capital raised subsequent to June 30, 2026, of approximately $3.4 million net of the placement agent’s fees and offering expenses payable by the Company in a Registered Direct Offerings (“RDO”) of common stock, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

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

We have no products on the market and except for NV-CoV-2 (NV-387) which is in Phase Ia/Ib clinical trials, all of our other product candidates are in preclinical development. In particular, none of our product candidates, other than NV-CoV-2 (NV-387), have ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

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

We have estimated a total cash expenditure budget of approximately $12.3 million for the fifteen month period of July 2026 through October 2027 of which approximately $8.2 million is expected to be spent on research and development, that includes the Phase II clinical trial of NV-387 for the treatment of Mpox and Ebola, and approximately $4.1 million is budgeted for general and administrative expenses. Our existing cash resources are not sufficient for these 15-month budgeted expenses, and we will require additional financings from non-dilutive and dilutive sources.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2026, owned 2.1% of our common stock, and 681,859 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

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

Our Ebola drug candidate at present does not have any known competition, but at least two drugs are currently in a clinical trial.

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

At June 30, 2026, shareholders of the Company held 1,916,587 shares of restricted common stock, or approximately 8.0% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of June 30, 2026, we had 23,008,308 shares of common stock outstanding, 8,480,768 warrants convertible to 8,480,768 shares of common stock, and 918,809 shares of Series A preferred stock convertible into 3,215,832 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2026, 1,916,587 of 23,008,308 issued and outstanding shares of the Company’s common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition 918,809 shares of Series A preferred stock are restricted and convertible into 3,215,832 shares of common stock only upon of a change of control of the Company.

Approximately 1,281,786 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

Number of Shareholders.

As of June 30, 2026, a total of 23,008,308 shares of the Company’s common stock are outstanding and held by 143 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount 21,091,721 shares are unrestricted, of which 0 shares are held by affiliates 1,281,786 shares are restricted securities held by non-affiliates, and the remaining 634,801 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Fiscal Year Ended June 30, 2026 Transactions

On May 15, 2026, the Company entered into a securities purchase agreement (the “May 15 Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,133,334 shares of common stock par value $0.00001 per share, (ii) Pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 200,000 shares of common stock, at an offering price of $1.49999 per Pre-Funded Warrant, and (iii) accompanying common warrants to purchase up to 1,333,334 shares of common stock (“Common Warrants”). Each Pre-Funded Warrant is exercisable for one share of common stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full. The Common Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire three years from the date of issuance. The warrants meet the criteria for equity classification.

The Company generated gross proceeds of $2,000,000 and net proceeds of approximately $1,703,000 from the Offering after deducting under writing discounts and commissions and other offering expenses. The Pre-Funded Warrants were exercised, the Company received $2.00, the par value of the shares issued, and the Company issued 200,000 of the Company’s $0.00001 par value common shares.

On June 15, 2026, the Company filed a Preliminary Prospectus registering the common shares underlying Common Warrants. The filing of the Preliminary Prospectus enables the registered shares of common stock to be issued upon the exercise of the Common Warrants.

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

The Common Warrants grant certain participation rights to the warrant holder. If the Company issues rights, warrants, or other purchase rights to common stockholders on a pro rata basis, the warrant holder can participate as if it already exercised the warrant in full. If the company declares any distribution to common stockholders, including, cash dividends stock dividends, spin-offs, property distributions, reorganizations or similar transactions, then the holder participates as if it held all warrant shares immediately before the record date. In the event of a fundamental transaction the holder can, generally, exercise the warrant, and receive the same consideration received by the common shareholders. These participation rights may be held in abeyance, or limited if they result in the holder exceeding beneficial ownership limitations as defined in the warrants.

For the year ended June 30, 2026, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.16 - $1.83 per share expiring in the fiscal year ending June 30, 2030. The fair value of the warrants was $503 for the year ended June 30, 2026 and recorded as consulting expense.

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $9,567 during the year ended June 30, 2026, which is the fair value on the date of issuance.

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

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 1,786 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $1,731 which was the fair value on the date of issuance.

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 195,558 fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded an expense of $271,101, which was the fair value on the dates of issuance.

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 34,381 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,001, which was the fair value on the dates of issuance.

On July 1, 2025, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026.

ATM Offering

On April 15, 2024, the Company entered into an ATM sales agreement with E.F. Hutton Securities (now D.Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through June 30, 2026 the Company sold 1,264,988 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,909,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,975,000
Less: offering costs and expenses	66,000
Net proceeds from issuance of common stock	$1,909,000

Fiscal Year Ended June 30, 2025 Transactions

Registered Direct Offerings and Private Placements

On November 10, 2025, the Company entered into a securities purchase agreement (the “November 2025 Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “common stock”), at an offering price of

$1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of common stock at an offering price of $1.67999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of common stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full.

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

The Company generated gross proceeds of $6,000,000 and net proceeds of approximately $5,404,000 from the Offering after deducting placement agent fees and commissions and other offering expenses. Additionally, on November 25, 2025 the Pre-Funded Warrants were exercised, the Company received $16.01, the par value of the shares issued, and the Company issued 1,601,429 of the Company’s $0.00001 par value common shares.

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

The Common Warrants grant certain participation rights to the warrant holder. If the Company issues rights, warrants, or other purchase rights to common stockholders on a pro rata basis, the warrant holder can participate as if it already exercised the warrant in full. If the company declares any distribution to common stock holders, including, cash dividends stock dividends, spin-offs, property distributions, reorganizations or similar transactions, then the holder participates as if it held all warrant shares immediately before the record date. In the event of a fundamental transaction the holder can, generally, exercise the warrant, and receive the same consideration received by the common shareholders. These participation rights may be held in abeyance, or limited if they result in the holder exceeding beneficial ownership limitations as defined in the warrants.

Stock-based Compensation

On July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares were vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $40,052 during the year ended June 30, 2026, which was the fair value on the date of issuance.

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

ITEM 6:

[RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2026 and June 30, 2025.

Comparison of the Year End June 30, 2026 to the Year Ended June 30, 2025

Revenues - The Company is a non-revenue producing entity.

Research and Development Expenses - Research and development expenses for the year ended June 30, 2026 decreased approximately $841,000, to approximately $4,708,000 from approximately $5,549,000 for the year ended June 30, 2025. This year-to-year decrease is generally attributable to a decrease in outside lab fees incurred in preparation of the Company’s Phase II clinical trial applications in the prior year.

General and Administration Expenses - General and administrative expenses decreased approximately $444,000 to approximately $3,599,000 for the year ended June 30, 2026 from approximately $4,043,000 for the year ended June 30, 2025. The decrease in general and administrative expenses is generally attributable to a decrease in investor outreach expenditures.

Interest Income - Interest income was approximately $88,000 and approximately $125,000 for the years ended June 30, 2026 and 2025, respectively. Interest income decreased due to lower cash balances.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2026, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $43,421,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2026, the Company had a net loss of approximately $8,219,000, or a basic and fully diluted loss per share of $0.41 compared to a net loss of approximately $9,467,000, or a basic and fully diluted loss per share of $0.63 for the year ended June 30, 2025. The decrease in the Company’s net loss for the year ended June 30, 2026 from the year ended June 30, 2025 of $1,248,000 is generally attributable to the items discussed above.

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

Table: R&D Costs Allocation

		Year Ended
	Program	June 30, 2026	June 30, 2025
1	General R&D, Manufacturing including clinical trial batches, and Phase I clinical trial related	$2,445,000	$4,449,000
2	Smallpox/Mpox	$1,903,000	$400,000
3	Measles	$360,000	$300,000
4	RSV	$—	$150,000
5	Influenza	$—	$150,000
6	HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	$—	$100,000
	Total	$4,708,000	$5,549,000

As many of our programs share a substantial amount of materials as well as laboratory work, we do not maintain project-based accounting of costs at present. The table above represents estimated cost allocations for specific activities in the different programs.

Financings

On April 15, 2024, the Company entered into an ATM sales agreement with E.F. Hutton Securities (now D.Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through June 30, 2026 the Company sold 1,264,988 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,909,000 after placement agent fees and other estimated offering expenses. On June 5, 2026 we filed a registration statement on Form S-3 (File No. 333-296550) with the Securities and Exchange Commission (the

“SEC”), which registration statement was declared effective by the SEC on June 15, 2026. Under this shelf registration process, we may, from time to time, sell shares of common stock, shares of preferred stock, debt securities, warrants and units.

On November 10, 2025, the Company entered into a securities purchase agreement (the “November 2025 Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of Common Stock, at an offering price of $1.67999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full. The net proceeds from the offering was approximately $5,404,000. The aggregate gross proceeds from the offering was approximately $6,000,000 million before deducting the placement agent’s fees and offering expenses payable by the Company. Also pursuant to the Securities Purchase Agreement, in a concurrent private placement offering (the “PIPE Offering,” and collectively with the Registered Direct Offering, the “Offering”), the Company agreed to sell and issue to the Investor detachable Series A common stock Purchase Warrants (the “Series A Warrants”) to purchase up to 3,571,429 shares of common stock and detachable Series B common stock Purchase Warrants (the “Series B Warrants,” and collectively with the Series A Warrants (the “Common Warrants”) to purchase up to 3,571,429 shares of common stock. The Series A Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire two years from the date of issuance. The Series B Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $2.00 per share, and will expire five and one-half years from the date of issuance. The warrants meet the criteria for equity classification.

On May 15, 2026, the Company entered into a securities purchase agreement (the “May 2026 Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,133,334 shares of common stock par value $0.00001per share, (ii) Pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 200,000 shares of Common Stock, at an offering price of $1.49999 per Pre-Funded Warrant, and (iii) accompanying common warrants to purchase up to 1,333,334 shares of common stock (“Common Warrants”). Each Pre-Funded Warrant is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full. The Common Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire three years from the date of issuance. The warrants meet the criteria for equity classification.

On July 24, 2026, the Company and a certain purchaser (the “Investor”) entered into a securities purchase agreement (the “July 2026 Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investor in a registered direct offering: (i) 2,416,339 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.53 per share, (ii) pre-funded warrants to purchase up to 100,000 shares of Common Stock, at an offering price of $1.52999 per pre-funded warrant (the “Pre-Funded Warrants”), and (iii) accompanying common warrants to purchase up to 2,516,339 shares of Common Stock (the “Common Warrants”). Each Pre-Funded Warrant will be exercisable for one share of Common Stock at an exercise price of $0.00001 per share, will be immediately exercisable upon issuance, and may be exercised at any time until exercised in full. Each Common Warrant will be exercisable for one share of Common Stock at an exercise price of $1.75 per share, will be exercisable six months from the date of issuance, may be exercised at any time until exercised in full, and will expire five and one-half years from the date of issuance.

Liquidity and Capital Reserves

As of June 30, 2026, we had approximately $2.8 million in cash and cash equivalents. Our liabilities as of June 30, 2026 are approximately $1.2 million, including accounts payable of approximately $324 thousand payable to third parties, accounts payable to related parties of approximately $829 thousand, and accrued expenses approximately $38 thousand.

The Company has an accumulated deficit at June 30, 2026 of approximately $157,060,000 and net cash used in operating activities of approximately $7,696,000 for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

Management believes that the Company’s cash and cash equivalents balance of approximately $2.8 million at June 30, 2026, capital raised subsequent to the yearend of approximately $3.4 million net of placement agent’s fees and offering expenses, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing.

Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

The Company believes that it has several important milestones, including the Phase II clinical trials of NV-387 for MPox and Ebola indications, Interim Datasets regarding the Safety and Effectiveness of NV-387 for the treatment of MPox, Interim Datasets regarding the safety and effectiveness of NV-387 for the treatment of Ebola, Completion of the Phase II Clinical Trial for MPox, Completion of the Phase II Clinical Trial for Ebola, as well as filing of clinical trial application for Phase II clinical trial of NV-387 for Viral-ARI/SARI indication, anticipated approval of the application, initiation of the Phase II Clinical Trial, interim datasets regarding the safety and effectiveness of NV-387 for the treatment of a multitude of respiratory viral infections, completion of the Phase II Clinical Trial and data analysis with data regarding efficacy of NV-387 in the treatment of Influenza, RSV, Coronavirus, and possibly other respiratory viruses. Additional milestones include filing of clinical trial application for Phase II clinical trial of NV-387 for Measles indication, anticipated approval of the application, initiation of the corresponding Phase II Clinical Trial, interim datasets regarding the safety and effectiveness of NV-387 for the treatment of a multitude of respiratory viral infections, completion of the Phase II Clinical Trials, among others milestones.

Additional milestones we look forward to include: Pursuing of orphan drug designation filings to the US FDA for NV-387 for the treatment of MPox, Smallpox and Pre-IND Application filing to the US FDA for Smallpox/MPox/Orthopoxviruses, as well as for Ebola and for Measles; and an IND filing to the US FDA, possibly for NV-387 for the treatment of or for the treatment of Measles.

As these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and such improvement, if any, would enhance the Company’s ability to raise funds on the public markets at terms that may be favorable to the terms offered at present.

Management believes that it has on-going access to the capital markets. On July 17, 2026, the Company entered into an At The Market Issuance Sales Agreement with D. Boral Capital LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of the Company’s common stock, However, we cannot provide assurance that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

Requirement for Additional Capital

As of June 30, 2026 we had a cash balance of approximately $2.8 million and raised an approximate additional $3.4 million net of placement agent’s fees and offering expenses on July 27, 2026.

We believe we will need additional funding to continue further development of our drug candidates through later stages of human clinical trials into regulatory approvals if we do not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

These anticipated expenses for the subsequent period commencing on July 1, 2026 can be summarized as follows:

1.	Planned costs for Phase II clinical trials evaluation of NV-387 for MPox and Ebola. These costs include staffing costs for the scientific staff and consulting firms to assist with regulatory compliance, as well as material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to regulatory compliance, as required for development of necessary data.

2.	Similarly, planned costs for Phase II clinical trial of evaluation of NV-387 for Viral ARI/SARI. We plan on preparing the Clinical Trial Application (CTA). We believe we may be able to initiate the Phase II NV-387-Viral-ARI/SARI clinical trial towards the latter half of fiscal year 2027.
3.	Additional Non-clinical Safety Toxicology Studies of NV-387 to enable treatment of children with NV-387.
4.	Planned costs for Phase II clinical trials for evaluation of NV-387 for Measles.
5.	Drug Substance and Drug Product Manufacturing costs, and
6.	Corporate overhead. This includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting for Research and Devlopment Costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended June 30, 2026 and 2025, we incurred approximately $4,708,000 and $5,549,000 respectively for research and development expense which are included in the statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires public business entities (PBEs) to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The requirements of ASU 2024-03 apply to all public business entities. The ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company adopted this ASU, as of July 1, 2026, for the fiscal year ending June 30, 2027. There is no impact on the financial statements at June 30, 2026.

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

As of June 30, 2026, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2026.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2026, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Controls over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2026 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective as of July 1, 2026, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2026 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2027 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2026 and fully vest on June 30, 2027. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock of $40,058 during the year ended June 30, 2027. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

Effective as of July 1, 2026, NanoViricides, Inc. consummated an Extension to the CFO Agreement with its Chief Financial Officer Meeta Vyas effective July 1, 2026 (the “CFO Agreement Extension”) of the agreement originally entered into on May 30, 2013. The agreement is renewable on an annual basis. The original agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The CFO Agreement Extension is for a period of one year from July 1, 2026 through June 30, 2027 under the same general terms as the prior CFO Agreement.

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

Effective as of July 1, 2026, subsequent to the reporting period, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2027 to December 31, 2027. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2026.

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

(c) Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

The following persons are the directors and executive officers of our Company:

Name	Age	Title
Anil Diwan, PhD.	67	President and Executive Chairman of the Board
Makarand “Mak” Jawadekar	75	Director, Independent
Theodore Edward (“Todd”) Rokita	56	Director, Independent
Brian Zucker	64	Director, Independent
Meeta Vyas	67	Chief Financial Officer

Anil Diwan, PhD, age 67, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Dr. Diwan has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and also has several additional patentable discoveries. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Makarand “Mak” Jawadekar, 75, was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 56, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as the Attorney General of the State of Indiana, an elected office. Prior to that, he was co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he served as a member of the executive team and the corporate board. He was responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he served as the public face of the company and was responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI’s Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Brian Zucker, 64, Director. Since October 2011, Mr. Zucker has been a Partner at CFO Financial Partners, LLC, a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. Mr. Zucker has over thirty years of experience as a CPA specializing in the securities industry. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace University. The Company believes Mr. Zucker’s extensive career as a public accountant and experience providing sophisticated accounting services to public companies and broker dealers, render him well qualified to serve as an independent member of the Board of Directors, as well as its Audit, Compensation, Nominating and Governance Committees. Mr. Zucker was appointed as a director in 2020 and as Chair of the Audit Committee in 2022.

Meeta Vyas, SB, MBA, 67, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer. Meeta Vyas has been the Company’s Chief Financial Officer since 2013.

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

A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2026 and 2025.

Name and				Stock		All Other
Principal			Bonus	Award(s)	Option	Compensation
Position	Year	Salary	($)	($)	Awards	($)	Total ($)
Anil Diwan President, Director, and CEO	2026	$400,000	$—	$40,052		$—	$440,052
Meeta Vyas Chief Financial Officer	2026	$129,600	$—	$5,845		$—	$135,445
Anil Diwan President, Director, and CEO	2025	$400,000	$—	$49,834	—	$—	$449,834
Meeta Vyas Chief Financial Officer	2025	$129,600	$—	$6,322	—	$—	$135,922

The following table sets forth for each named executive officer certain information concerning equity awards as of June 30, 2026.

Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
					Number	Market	Awards:	Payout
					of	Value of	Number of	Value of
					Shares	Shares	Unearned	Unearned
	Number of	Number			or Units	or Units	Shares,	Shares,
	Securities	of Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying			that	that	Other	Other
Name and	Unexercised	Unexercised	Option	Option	Have	Have	Rights that	Rights that
Principal	Options	Options	Exercise	Expiration	Not	Not	Have Not	Have Not
Position	Exercisable	Unexercisable	Price ($)	Date	Vested	Vested	Vested	Vested
Anil Diwan, President, Director, and CEO	—	—	$—	—	—	—	—	—

Meeta Vyas Chief Financial Officer	—	—	$—	—	—	—	—	—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of June 30, 2026, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible preferred stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

			Series A Convertible
	Common Stock		Preferred Stock(1)
	Amount and		Amount and		Percent
	Nature of	Percent	Nature of	Percent	of
	Beneficial	of	Beneficial	of	Voting
Name and Address of Beneficial Owner	Owner(2)	Class(2)	Owner(2)	Class(2)	Power(3)
TheraCour Pharma, Inc.(4)	470,961	2.1%	681,859	74.2%	21.1%
Anil Diwan(4)(5)	—	—	137,091	14.9%	3.9%
Meeta Vyas(6)	7,129	0.1%	20,236	2.2%	0.6%
Makarand Jawadekar	52,996	0.2%	—	—	0.2%
Theodore Rokita	52,469	0.2%	—	—	0.2%
Brian Zucker	51,246	0.2%	—	—	0.2%

All Directors and Executive Officers as a Group (5 persons)	634,801	2.8%	839,186	91.3%	26.2%
(1)	The Series A Convertible preferred shares (the “Series A”) vote at the rate of nine shares of common stock per each share of Series A and is convertible into three and one half shares of common stock upon a change in control of the Company.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 23,008,308 shares of common stock and 918,809 shares of Series A preferred stock outstanding, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
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

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. On September 24, 2021, the Company and Dr. Diwan entered into extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022. The employment agreement is renewable annually with approval by the Board of Directors. On October 6, 2022, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023. As of July 1, 2023, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2024. As of July 1, 2024, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2025. As of July 1, 2025, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2026. As of July 1, 2026, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2026 through June 30, 2027 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2027.

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

On May 30, 2013, the Company entered into an agreement with Meeta Vyas, to serve as its Chief Financial Officer. Ms. Vyas incidentally is married to our President and Chairman of the Board, Anil Diwan. The CFO agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. As of July 1, 2023, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms as the prior CFO Agreement with amendment to provide that the CFO shall be reimbursed up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that she subscribes to, not to exceed $2,500 per month. As of July 1, 2024, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms as the prior CFO Agreement. As of July 1, 2025, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms as the prior CFO Agreement. As of July 1, 2026, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2026 through June 30, 2027 under the same general terms as the prior CFO Agreement.

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board (SAB) meetings per annum. As compensation, each member of the Scientific Advisory Board will be granted 286 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition, the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the years ended June 30, 2026 and 2025, the SAB was granted a total of 1,144 and 1,144 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $1.16 to $1.83 and $1.55 to $2.35, per share, respectively.

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

TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred property and equipment, to the Company, at cost, in the approximate amounts of $6,000 and $47,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

Accounts payable to TheraCour were approximately $829,000 and $584,000 at June 30, 2026 and 2025, respectively.

Development fees and other costs charged by TheraCour were approximately $1,995,000 and $2,490,000 for the years ended June 30, 2026 and 2025, respectively. No royalties are due or have been paid from inception through June 30, 2026.

As of June 30, 2026 TheraCour owned 470,961 shares of the Company’s outstanding common stock and 681,859 shares of Series A Preferred Stock, which votes at the rate of nine shares of common stock per each share of Series A Preferred Stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

Line of Credit - Related Party – Anil Diwan

On November 13, 2023, the Company’s President and Executive Chairman, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On February 12, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from December 31, 2024 to December 31, 2025. On September 23, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. On July 1, 2025, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. On March 31, 2026, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2027 to December 31, 2027. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2026.

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

On June 19, 2023 KMPL commenced the equivalent of Phase I clinical trials in India. The Company has incurred clinical trial costs payable to KMPL of $43,610 and $9,932 for the years ended June 30, 2026 and 2025 respectively, As of June 30, 2026 and 2025, respectively, $0 and $237,367 of such costs were recorded by the Company pursuant to the license agreement between the Company and KMPL, and, subsequently, transferred to TheraCour by agreement between the parties. The accounts payable to KMPL at June 30, 2026 is $0. On May 26, 2026 KMPL invoiced and the Company paid an advance payment under the Covid Phase 1 Budget provisions of $299,130. $43,610 was expensed to Clinical Trial Cost – Related Party. The remainder was recorded as a prepaid expense. Additional charges may follow upon reconciliation of the budgetary provisions and actual expenditures.

KMPL has been engaged as the clinical trial manager for the Company’s Phase II clinical trials in the Democratic Republic of the Congo (“DRC”) for its lead drug candidate NV-387 as a treatment MPox and for Bundibugyo Ebola virus and other Ebola viruses. Om Sai has been engaged as the Clinical Research Organization to manage the Phase II clinical trials in the DRC. As of June 30, 2026, the Company has incurred and paid $453,634 in furtherance of the Phase II clinical trial for N-387 treatment of MPox. Subsequent to June 30, 2026 the Company has incurred and paid $922,916 in furtherance of the Phase II clinical trial for NV-387 treatment of Ebola.

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

June 30, 2026	$283,000
June 30, 2025	$207,900

No other fees were paid to EisnerAmper for the last two years.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently does not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Certificate of Incorporation	Schedule 14C	A	April 23, 2009
3.2	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
3.3	Plan of Conversion of NanoViricides, Inc. into NanoViricides, Inc. dated May 22, 2023	Form 8-K	2.1	May 25, 2023
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
4.2	Form of Pre-Funded Warrant	Form 8-K	4.1	November 10, 2025
4.3	Form of Series A Common Stock Purchase Warrant	Form 8-K	4.2	November 10, 2025
4.4	Form of Series B Common Stock Purchase Warrant	Form 8-K	4.3	November 10, 2025
4.5	Form of Pre-Funded Warrant	Form 8-K	4.1	May 15, 2026
4.6	Form of Common Warrant	Form 8-K	4.2	May 15, 2026
4.7	Form of Pre-Funded Warrant	Form 8-K	4.1	July 24, 2026
4.8	Form of Common Warrant	Form 8-K	4.2	July 24, 2026
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.4	Employment Agreement with M Vyas	Form S-1	10.7	November 29, 2019
10.5	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.6	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.7	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.8	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.9	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2020
10.10	Director Retainer Agreement dated November 13, 2020 between NanoViricides, Inc. and Brian Zucker	Form 8-K	10.1	November 13, 2020
10.11	License Agreement dated September 7, 2021 between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.1	September 9, 2021
10.12	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	September 9, 2021
10.13	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	October 11, 2022
10.14	License Agreement with Karveer Meditech Private Limited	Form 8-K	10.1	March 27, 2023
10.15	Deferred Expense Exchange Agreement between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.2	August 29, 2023
10.16	Convertible Promissory Note between NanoViricides, Inc and TheraCour Pharma, Inc., effective July 19, 2023	Form 8-K	10.3	August 29, 2023
10.17	Extension to Employment Agreement with A. Diwan effective July 1, 2023	Form 10-K	10.25	October 13, 2023
10.18	Extension to CFO Agreement with Meeta Vyas effective July 1, 2023	Form 10-K	10.26	October 13, 2023
10.19	Amendment to License Agreement between NanoViricides, Inc. and TheraCour, dated February 13, 2024	Form 8-K	10.2	February 16, 2024
10.20	Line of Credit Agreement between NanoViricides, Inc. and Dr. Anil R. Diwan, dated November 13, 2023	Form 8-K	10.3	February 16, 2024
10.21	Extension Agreement between the Company and Dr. Anil R. Diwan, dated February 12, 2024	Form 8-K	10.4	February 16, 2024
10.22	Letter from TheraCour Pharma, Inc.	Form 8-K	10.5	February 16, 2024
10.23	At Market Issuance Sales Agreement by and between NanoViricides, Inc. and EF Hutton LLC	Form 8-K	1.1	April 5, 2024

10.24	Extension of Employment Agreement with Anil Diwan effective July 1, 2024	Form 8-K	10.1	August 9, 2024
10.25	Extension of Employment Agreement with Meeta Vyas effective July 1, 2024	Form 8-K	10.2	August 9, 2024
10.26	Amendment to Line of Credit Agreement dated September 22, 2024
10.27	Extension of Employment Agreement with Anil Diwan effective July 1, 2025	Form 8-K	10.1	September 25, 2025
10.28	Extension of Employment Agreement with Meeta Vyas effective July 1, 2025	Form 8-K	10.2	September 25, 2025
10.29	Amendment to Line of Credit Agreement dated September 23, 2025	Form 8-K	10.3	September 25, 2025
10.30	Open Ended Promissory Note dated September 23, 2025	Form 8-K	10.4	September 25, 2025
10.31	Open End Mortgage Deed dated September 23, 2025	Form 8-K	10.5	September 25, 2025
10.32*	Extension of Employment Agreement with Anil Diwan effective July 1, 2026
10.33*	Extension of Employment Agreement with Meeta Vyas effective July 1, 2026
10.34	Form of Securities Purchase Agreement, dated November 10, 2025, by and between NanoViricides, Inc. and the person party thereto	Form 8-K	10.1	November 14, 2025
10.35	Form of Securities Purchase Agreement, dated May 15, 2026, by and between NanoViricides, Inc. and the certain purchaser thereto	Form 8-K	10.1	May 15, 2026
10.36	At Market Issuance Sales Agreement, dated as of July 17, 2026, between NanoViricides, Inc. and D. Boral Capital LLC	Form 8-K	1.1	July 17, 2026
10.37	Form of Securities Purchase Agreement, dated July 24, 2026, by and between NanoViricides, Inc. and the certain purchaser thereto	Form 8-K	10.1	July 24, 2026
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006
19.1	NanoViricides, Inc. Insider Trading Policy effective September 20, 2024	Form 10.K	19.1	September 27, 2024
23.1*	Consent of EisnerAmper LLP
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*

Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

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

Dated: September 28, 2026

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
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 28, 2026	/s/ Anil Diwan, PhD
	Name:	Anil Diwan, PhD
	Title:	President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

September 28, 2026	/s/ Meeta Vyas
	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Accounting Officer)

September 28, 2026	/s/ Brian Zucker
	Name:	Brian Zucker
	Title:	Director

September 28, 2026	/s/ Makarand Jawadekar
	Name:	Makarand Jawadekar
	Title:	Director

September 28, 2026	/s/ Theodore Rokita
	Name:	Theodore Rokita
	Title:	Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As discussed in Note 4 to the financial statements, the Company enters into certain agreements with related parties which (i) grant exclusive licenses for technologies developed by a related party to the Company for various virus types and (ii) grant exclusive licenses for development and commercialization rights to a related party for certain of the Company’s drug candidates. As part of these agreements, the Company is required to pay certain costs charged by the related parties. These costs include research and development costs resulting from their research and development activities, compensation and other expenses for research and development personnel, supplies and development material, clinical trial related costs, and clinical trial management fees. The Company recorded accounts payable - related party of approximately $829,000 as of June 30, 2026 and incurred related party research and development and clinical trial costs of approximately $2 million during the year ended June 30, 2026.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of the controls related to the Company’s process for identifying related parties and the approval and disclosure of related party transactions. We performed procedures to test the completeness of related party liabilities at the balance sheet date and expenses for the year then ended. Our procedures included, among others, (i) reading agreements and subsequent amendments; (ii) testing invoices on a sample basis to ensure purchases, expenses, clinical trial costs, and development fees were properly recorded in accordance with the agreements and that appropriate approval from management and the audit committee was received; and (iii) confirming the accounts payable - related party balance, equipment purchases made on behalf of the Company, and amounts charged by related parties. We also made direct inquiries of management and reviewed public filings, board minutes, and agreements for evidence of related parties, the nature of the relationships, and whether related party transactions were properly accounted for and disclosed.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

September 28, 2026

NanoViricides, Inc.

Balance Sheet

	June 30, 2026	June 30, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,794,110	$1,558,564
Prepaid expenses	368,513	112,146
Total current assets	3,162,623	1,670,710

Property and equipment, net	6,401,192	6,833,891

Intangible assets, net	308,769	317,039

OTHER ASSETS
Service agreements	1,030	2,445

Total assets	$9,873,614	$8,824,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$323,816	$459,094
Accounts payable – related party	828,577	821,456
Accrued expenses	38,331	25,969
Total current liabilities	1,190,724	1,306,519

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 918,809 and 905,717 shares issued and outstanding, at June 30, 2026 and 2025, respectively. (Note 9)	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 23,008,308 and 16,606,832 shares issued and outstanding at June 30, 2026 and 2025, respectively. (Note 8)	230	166
Additional paid-in capital	165,743,021	156,359,252
Accumulated deficit	(157,060,370)	(148,841,861)
Total stockholders’ equity	8,682,890	7,517,566
Total liabilities and stockholders’ equity	$9,873,614	$8,824,085

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2026	2025

OPERATING EXPENSES
Research and development	$4,707,625	$5,549,101
General and administrative	3,598,736	4,042,544

Total operating expenses	8,306,361	9,591,645

LOSS FROM OPERATIONS	(8,306,361)	(9,591,645)

OTHER INCOME (EXPENSE):
Interest income	87,852	124,828
Interest expense	—	(149)

Other income, net	87,852	124,679

NET LOSS	$(8,218,509)	$(9,466,966)

Net loss per common share- basic and diluted	$(0.41)	$(0.63)
Weighted average common shares – basic and diluted	20,187,751	15,116,548

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 1, 2024 through June 30, 2026

	Series A Preferred
	Stock:		Common Stock:
	Par $0.00001		Par $0.00001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2024	892,625	9	13,144,055	131	150,838,832	(139,374,895)	11,464,077

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $202,746	—	—	3,351,096	34	5,296,395	—	5,296,429
Series A preferred stock issued for employee stock compensation	13,092	—	—	—	60,722	—	60,722
Common stock issued for consulting and legal services rendered	—	—	79,149	1	115,499	—	115,500
Warrants issued to Scientific Advisory Board	—	—	—	—	679	—	679
Common stock issued for employee compensation	—	—	1,786	—	2,125	—	2,125
Common stock issued for Directors fees	—	—	30,746	—	45,000	—	45,000
Net loss	—	—	—	—	—	(9,466,966)	(9,466,966)

Balance, June 30, 2025	905,717	$9	16,606,832	$166	$156,359,252	$(148,841,861)	$7,517,566

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $66,240	—	—	1,264,988	13	1,909,108	—	1,909,121
Series A preferred stock issued for employee stock compensation	13,092	—	—	—	49,619	—	49,619
Proceeds from Registered Direct Offering of common stock and warrants net of financing cost of $893,243 (See Note 8)	—	—	4,904,763	49	7,106,708	—	7,106,757
Common stock issued for consulting and legal services rendered	—	—	195,558	2	271,099	—	271,101
Warrants issued to Scientific Advisory Board	—	—	—	—	503	—	503
Common stock issued for employee compensation	—	—	1,786	—	1,731	—	1,731
Common stock issued for Directors fees	—	—	34,381	—	45,001	—	45,001
Net loss	—	—	—	—	—	(8,218,509)	(8,218,509)

Balance, June 30, 2026	918,809	$9	23,008,308	$230	$165,743,021	$(157,060,370)	$8,682,890

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,218,509)	$(9,466,966)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	49,619	60,722
Common shares issued as compensation and for services	317,833	162,625
Warrants granted to Scientific Advisory Board	503	679
Depreciation	517,016	735,536
Amortization	8,270	8,269
Changes in operating assets and liabilities:
Prepaid expenses	(256,367)	60,596
Other assets	1,415	12,117
Accounts payable	(135,278)	82,824
Accounts payable - related parties	7,121	101,417
Accrued expenses	12,362	(236,498)
NET CASH USED IN OPERATING ACTIVITIES	(7,696,015)	(8,478,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84,317)	(56,964)

NET CASH USED IN INVESTING ACTIVITIES	(84,317)	(56,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,909,121	5,296,429
Net proceeds from the sale of common stock and common stock warrants	7,106,757	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,015,878	5,296,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,235,546	(3,239,214)

Cash and cash equivalents at beginning of period	1,558,564	4,797,778

Cash and cash equivalents at end of period	$2,794,110	$1,558,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$149

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2026, and 2025

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2026 of approximately $157.1 million and a net loss of approximately $8.2 million and net cash used in operating activities of approximately $7.7 million for the year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company is in the regulatory drug development phase. It has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of June 30, 2026, the end of the reporting period, the Company had approximately $2.8 million in cash and cash equivalents. The Company’s liabilities at June 30, 2026 were approximately $1.2 million, including accounts payable of approximately $324 thousand payable to third parties, accounts payable to related parties of approximately $829 thousand, and accrued expenses of approximately $38 thousand. Management believes that the Company’s cash and cash equivalents balance of approximately $2.8 million at June 30, 2026, capital raised subsequent to June 30, 2026, of approximately $3.4 million net of the placement agent’s fees and offering expenses payable by the Company in a Registered Direct Offerings (“RDO”) of common stock, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing.

The Company believes that it has several important milestones, building on the successful Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387 as described elsewhere, with the further progress of NV-387 into Phase II clinical trials. The Company is anticipating the Phase Ia/Ib clinical study report (final report or CSR) to be submitted soon. The Company plans on submitting the CSR to the regulatory authorities in India, which would be a significant milestone in the regulatory progress of NV-387.

Additional milestones include the completion of Phase II clinical trial of NV-387 as treatment for MPox, and attendant top-line readout, and the anticipated successful completion of the clinical trial, and initiation of Phase II Clinical Trials for treatment of BundibugyoEbola Virus. On or about August 4, 2026, the Company received regulatory approval to conduct this clinical trial from Autorité Congolaise de Réglementation Pharmaceutique (“ACOREP”), the pharmaceutical drug regulatory agency of the Democratic Republic of the Congo. The regulatory approval satisfied the conditions perfecting the Company’s financial commitment for the clinical trial.

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

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with D. Boral Capital, the Sales Agent. Pursuant to an agreed provision in the RDO completed on July 27, 2026, the Company agreed to defer sales of its common stock through the ATM until September 26, 2026.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effects were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares
	For the Years Ended
	June 30, 2026	June 30, 2025
Warrants	4,576	5,720
Warrants (Participating Securities)	8,476,192	—
Total Warrants	8,480,768	5,720

The Company has 918,809 and 905,717 shares of Series A preferred stock outstanding as of June 30, 2026 and 2025, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2026 and 2025, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,215,832 and 3,170,010, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company did not identify any indicators or impairment and has not recorded an impairment charge for the years ended June 30, 2026 and 2025.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 – “Stock Compensation”, which requires the measurement of compensation expense for all share-based payment awards made to employees, non-employee directors, and non-employees, including employee stock options and grants of warrants to non-employees. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2026 and 2025. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations.

Concentrations of Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) insured institutions in excess of federally insured limits under the FDIC. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the fiscal years ended June 30, 2026 and 2025.

Segment and geographic information

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

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principles for net income (loss) as reported on the Company’s statement of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s statement of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. The measure of segment assets reviewed by the CODM is total assets, as reported on the Company’s balance sheet.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires public business entities (PBEs) to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The requirements of ASU 2024-03 apply to all public business entities. The ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company adopted this ASU, as of July 1, 2026, for the fiscal year ending June 30, 2027. Management is currently evaluating the impact of the new standard on disclosures required in the form 10-K for the year ending June 30, 2027.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“KMPL”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

Meeta Vyas	Chief Financial Officer, does not claim beneficial ownership of of stock through her husband Dr. Anil Diwan

Property and Equipment

	For the Year Ended
	June 30, 2026	June 30, 2025
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost, to the Company.	$6,250	$46,764

Accounts Payable- Related Party- TheraCour

	As of
	June 30, 2026	June 30, 2025

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore no advance offset of the accounts payable due TheraCour at June 30, 2026 and at June 30, 2025. Accounts payable due TheraCour at June 30, 2026 includes Accounts payable of $237,367 due KMPL which has been transferred to TheraCour in satisfaction of disbursements made by TheraCour on behalf of KMPL.

	$828,577	$584,089

Accounts Payable - Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. KMPL instructed the Company, with respect to the amounts owed to KMPL totalling approximately $237,000, to remit such amounts to Theracour in place of its obligation to KMPL. Accordingly, the Company has reduced its obligation to KMPL and increased its obligation to Theracour by approximately $237,000.

	$—	$237,367

Research and Development Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2026	2025
Development fees and other costs charged by TheraCour pursuant to the Exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2026 and 2025.	$1,994,543	$2,490,274

Clinical Trial Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2026	2025
Clinical trial related and other costs were charged by KMPL pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred for Phase 1a/1b clinical trials in India as of June 30, 2026. On May 26, 2026 KMPL invoiced and the Company paid an advance payment under the Covid Phase 1 Budget provisions of $299,130. $43,610 was expensed to Clinical Trial Cost – Related Party. The remainder was recorded as a prepaid expense. Additional charges may follow upon reconciliation of the budgetary provisions and actual expenditures.	$43,610	$9,932

KMPL was engaged as the clinical trial manager for the Company’s Phase II clinical trials, in the Democratic Republic of the Congo (“DRC”), for its lead drug candidate NV-387 as a treatment for indications of Mpox and Bundibugyo Ebola virus and other Ebola viruses. As of June 30, 2026 the Company has not incurred costs in furtherance of the Phase II clinical trial for the treatment of Ebola Viruses See Note 11, Subsequent Events.

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

On July 1, 2025, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. On March 31, 2026, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2027 to December 31, 2027.

There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2026.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30,	June 30,
	2026	2025
GMP Facility	$8,246,111	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	77,425

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,114,986	6,512,173

Total Property and Equipment	14,704,129	15,023,250

Less Accumulated Depreciation	(8,302,937)	(8,189,359)
Property and Equipment, Net	$6,401,192	$6,833,891

Depreciation expense for the years ended June 30, 2026 and 2025 was $517,016 and $735,536 respectively.

During the year ended June 30, 2026, the Company retired and removed from its property and equipment accounts approximately $403,438 of fully depreciated equipment that were no longer in service. Because these assets were fully depreciated, no gain or loss was recognized upon their retirement. There was no impact on the Company’s statements of operations or cash flows.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	June 30, 2026			June 30, 2025
	Finite Lived	Indefinite Lived		Finite Lived	Indefinite Lived
	Intangible Assets	Intangible Assets	Total	Intangible Assets	Intangible Assets	Total
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(150,185)	—	(150,185)	(141,915)	—	(141,915)
Intangible Assets, Net	$3,208	$305,561	$308,769	$11,478	$305,561	$317,039

Amortization expense amounted to $8,270 and $8,269 for the years ended June 30, 2026 and 2025, respectively.

NanoViricides, Inc.’s intangible assets include acquired licenses and capitalized patent costs representing legal fees associated with filing patent applications.

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	June 30,	June 30,
	2026	2025
Personnel and compensation costs	$25,862	$25,969
Consultant	2,500	—
Other	9,969	―
	$38,331	$25,969

Note 8 – Equity Transactions

Fiscal Year Ended June 30, 2026 Transactions

On July 1, 2025, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $40,052 during the year ended June 30, 2026, which was the fair value on the date of issuance.

ATM Offering

On April 15, 2024, the Company entered into an ATM sales agreement with E.F. Hutton Securities (now D.Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through June 30, 2026 the Company sold 1,264,988 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,909,000 after placement agent fees and other offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,975,000
Less: offering costs and expenses	66,000
Net proceeds from issuance of common stock	$1,909,000

Registered Direct Offerings and Private Placements

On November 10, 2025, the Company entered into a securities purchase agreement (the “November 2025 Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “November Registered Direct Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “common stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to 1,601,429 shares of common stock at an offering price of $1.67999 per November Pre-Funded Warrant. Each November Pre-Funded Warrant is exercisable for one share of common stock. The November Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full.

Also pursuant to the November Securities Purchase Agreement, in a concurrent private placement offering (the “November PIPE Offering,” and collectively with the Registered Direct Offering, the “November Offering”), the Company agreed to sell and issue to the Investor detachable Series A common stock Purchase Warrants (the “Series A Warrants”) to purchase up to 3,571,429 shares of common stock and detachable Series B common stock Purchase Warrants (the “Series B Warrants,” and collectively with the Series A Warrants (the “November Common Warrants”) to purchase up to 3,571,429 shares of common stock. The Series A Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire two years from the date of issuance. The Series B Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $2.00 per share, and will expire five and one-half years from the date of issuance. The November Common Warrants meet the criteria for equity classification.

The Company generated gross proceeds of $6,000,000 and net proceeds of approximately $5,404,000 from the November Offering after deducting under writing discounts and commissions and other offering expenses. Additionally, on November 25, 2025 the November Pre-Funded Warrants were exercised, the Company received $16.01, the par value of the shares issued, and the Company issued 1,601,429 of the Company’s $0.00001 par value common shares.

On December 15, 2025, the Company filed a Prospectus registering the common shares underlying Series A and B Common Warrants. The filing of the Preliminary Prospectus enables the registered shares of common stock to be issued upon the exercise of the November Common Warrants.

The exercise price of the November Pre-Funded and November Common Warrants are subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders.

The November Common Warrants grant certain participation rights to the warrant holder. If the Company issues rights, warrants, or other purchase rights to common stockholders on a pro rata basis, the warrant holder can participate as if it already exercised the warrant in full. If the company declares any distribution to common stock holders, including, cash dividends stock dividends, spin-offs, property distributions, reorganizations or similar transactions, then the holder participates as if it held all warrant shares immediately before the record date. In the event of a fundamental transaction the holder can, generally, exercise the warrant, and receive the same consideration received by the common shareholders. These participation rights may be held in abeyance, or limited if they result in the holder exceeding beneficial ownership limitations as defined in the warrants.

On May 15, 2026, the Company entered into a securities purchase agreement (the “May Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “May Registered Direct Offering”): (i) 1,133,334 shares of common stock par value $0.00001per share, (ii) Pre-funded warrants (the “May Pre-Funded Warrants”) to purchase up to 200,000 shares of common stock, at an offering price of $1.49999 per May Pre-Funded Warrant, and (iii) accompanying common warrants to purchase up to 1,333,334 shares of common stock (“May Common Warrants”). Each May Pre-Funded Warrant is exercisable for one share of common stock. The May Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full. The May Common Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire three years from the date of issuance. The May Common Warrants meet the criteria for equity classification.

On May 18, 2026, the Company generated gross proceeds of $2,000,000 and net proceeds of approximately $1,703,000 from the May Offering after deducting under writing discounts and commissions and other offering expenses. The May Pre-Funded Warrants were exercised, the Company received $2.00, the par value of the shares issued, and the Company issued 200,000 of the Company’s $0.00001 par value common shares.

On June 15, 2026, the Company filed a Preliminary Prospectus registering the common shares underlying May Common Warrants. The filing of the Preliminary Prospectus enables the registered shares of common stock to be issued upon the exercise of the May Common Warrants.

The exercise price of the May Pre-Funded and May Common Warrants are subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders.

The May Common Warrants grant certain participation rights to the warrant holder. If the Company issues rights, warrants, or other purchase rights to common stockholders on a pro rata basis, the warrant holder can participate as if it already exercised the warrant in full. If the company declares any distribution to common stockholders, including, cash dividends stock dividends, spin-offs, property distributions, reorganizations or similar transactions, then the holder participates as if it held all warrant shares immediately before the record date. In the event of a fundamental transaction the holder can, generally, exercise the warrant, and receive the same consideration received by the common shareholders. These participation rights may be held in abeyance, or limited if they result in the holder exceeding beneficial ownership limitations as defined in the warrants.

The Company accounted for the proceeds of the Registered Direct Offerings, approximately, as follows:

	November 10, 2025	May 15, 2026
	RDO	RDO	Total
Gross Proceeds	$6,000,000	$2,000,000	$8,000,000
Less: Offering Costs and Expense	(596,000)	(297,000)	(893,000)
Net Proceeds	$5,404,000	$1,703,000	$7,107,000

Stock-based Compensation

On July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares were vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $40,052 during the year ended June 30, 2026, which was the fair value on the date of issuance.

For the year ended June 30, 2026, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.16 - $1.83 per share expiring in the fiscal year ending June 30, 2030. The fair value of the warrants was $503 for the year ended June 30, 2026 and recorded as consulting expense.

For the year ended June 30, 2026, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4
Expected volatility	42.5-47.65%
Expected annual rate of quarterly dividends	0.00%
Risk-free rate(s)	3.41-4.2%

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $9,567 during the year ended June 30, 2026, which is the fair value on the date of issuance.

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

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 1,786 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $1,731 which was the fair value on the date of issuance.

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 195,558 fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded an expense of $271,101, which was the fair value on the dates of issuance.

For the year ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 34,381 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,001, which was the fair value on the dates of issuance.

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

For the year ended June 30, 2025, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.55- $2.35 per share expiring in the fiscal year ending June 30, 2029. The fair value of the warrants was $679 for the year ended June 30, 2025 and recorded as consulting expense.

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

Note 9 – Common Stock Warrants

Stock Warrants

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual life	Intrinsic
Outstanding and exercisable at July 1, 2024	6,862	$3.64	1.67	$399
Granted as compensation	1,144	1.76	3.50	—
Issued to investors
Exercised	—	—	—	—
Expired	2,286	5.26	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2025	5,720	$2.62	1.70	$4
Granted as compensation	1,144	1.60	3.50	69
Issued to investors	8,476,192	1.86	3.08
Exercised	—	—	—	—
Expired	2,288	3.68	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2026	8,480,768	$1.86	3.08	$73

Of the outstanding warrants at June 30, 2026, 1,144 expire in fiscal year ending June 30, 2027, 3,572,573 warrants expire in the fiscal year ending June 30, 2028, 1,334,478 warrants expire in the fiscal year ending June 30, 2029, 1,144 warrants expire in the fiscal year ending June 30, 2030, and 3,571,429 warrants expire in the fiscal year ending June 30, 2031.

Note 10 – Income Tax Provision

The Company has no current tax expense due to its losses.

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2026 and 2025 are as follows:

	June 30,	June 30,
	2026	2025
Net operating loss	$32,205,489	$31,115,532
Research and development credit	8,115,396	8,600,732
IRC Sec.174 R&E Capitalization	3,189,154	2,748,509
Other	11,412	27,271

Total gross deferred tax assets	43,521,451	42,492,044
Less: valuation allowance	(43,521,451)	(42,492,044)
Net deferred tax asset	$—	$—

The Company made no cash payments for income taxes during the year ended June 30, 2026. Accordingly, there were no income taxes paid, net of refunds, during the year that require disaggregation by federal, state, or foreign jurisdiction.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate for the year ended June 30, 2026, is as follows:

	For the Year Ended
	June 30,
	2026
	$	%
Net loss before income taxes	$(8,218,509)
US federal statutory tax rate	(1,725,887)	(21.00)%
State income taxes, net of federal income tax effect	—	0.00%
Tax credits
R&D Credit	(152,901)	(1.86)%
Changes in valuation allowance	805,734	9.80%
Other adjustments
Forgone benefit on federal tax NOLs	592,729	7.21%
Forgone benefit on federal R&D Credit	437,639	5.33%
Other adjustments - Other	42,686	0.52%
Effective tax rate	$—	0.00%

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate for the year ended June 30, 2025, is as follows:

For the Year Ended
June 30,
2025
Federal Statutory Rate	(21.00)%
Research and Development Credit	4.71%
State Tax Rate	(5.93)%
Nondeductible Expenses	(0.01)%
Other	(0.75)%
Valuation Allowance	22.98%
Effective Tax Rate	—

At June 30, 2026 and 2025, the Company has recorded a full valuation allowance against its net deferred tax assets of $43,521,451 and $42,492,044, respectively, since in the judgment of management, these assets are not more than likely than not to be realized.

As of June 30, 2026, the Company has approximately $119.9 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. The aggregate federal net operating losses generated for the tax years beginning after December 31, 2017 is approximately $49.3 million and can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after December 31, 2017 is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and began expiring in 2025. As of June 30, 2026 and 2025, research and development credit carryforwards for federal and state purposes are $8,115,396, and $8,600,732, respectively. The state net operating loss and credit carryforwards began to expire in 2025.

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

The Company does not have any uncertain tax positions at June 30, 2026 and June 30, 2025 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

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

Employment Agreements

As of July 1, 2026, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the 2025 Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2026 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2027 at an annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2026 and fully vest on June 30, 2027. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock during the year ended June 30, 2027. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

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

As of July 1, 2026, NanoViricides, Inc. consummated an Extension to the CFO Agreement with its Chief Financial Officer Meeta Vyas effective July 1, 2026 (the “CFO Agreement Extension”) of the agreement originally entered into on May 30, 2013. The agreement is renewable on an annual basis. The original agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The CFO Agreement Extension is for a period of one year from July 1, 2026 through June 30, 2027 under the same general terms as the prior CFO Agreement.

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

On February 12, 2024, the Company entered into an Amendment to the COVID License Agreement with TheraCour dated September 7, 2021, whereby any further cash milestone payments that would be earned upon milestone event would only become payable upon the Company having sufficient revenues, with only a portion of revenues to be used for satisfying such milestone payments. At June 30, 2026 no milestones have been achieved for which payment has been definitely deferred.

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

Note 12 - Subsequent Events

At The Market Sales Agreement

*	On July 17, 2026, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with D. Boral Capital LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), in an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

On July 17, 2026, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “Commission”) in connection with the Sales Agreement (the “Prospectus Supplement”) under its existing shelf Registration Statement on Form S-3 (File No. 333-296550) (the “Registration Statement”) initially filed with the Commission on June 5, 2026 and declared effective on June 15, 2026, and the base prospectus included therein.

Sales of Common Stock, if any, may be made by any method permitted by law deemed to be an “at the market” offering, including sales made directly on the NYSE American or on any other existing trading market for the Common Stock. The Sales Agent may also sell shares of Common Stock by any other method permitted by law, including in privately negotiated transactions, with the Company’s prior written consent.

The Company will instruct the Sales Agent as to the parameters of each sale of shares of Common Stock under the Sales Agreement by delivery of a placement notice. The Sales Agent will use its best efforts consistent with its normal trading and sales practices and applicable law to sell shares of Common Stock under the Sales Agreement on the terms and subject to the conditions set forth therein. The Company has agreed to pay the Sales Agent a commission equal to 2.0% of the aggregate gross proceeds from each sale of shares of Common Stock sold through the Sales Agent under the Sales Agreement. The shares of Common Stock that may be offered and sold pursuant to the Sales Agreement (the “Placement Shares”) will be issued and sold pursuant to the Registration Statement and the Prospectus Supplement. The offer and sale of the Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the issuance and sale of all of the Placement Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by the Company or the Sales Agent pursuant to the terms thereof. Pursuant to the Registered Direct Offering Sales Agreement entered into on July 25, 2026 (see below), the Company has agreed not to issue any shares of the Company’s common stock through the ATM until after September 26, 2026.

July 27, 2026 Registered Direct Offering

*	On July 24, 2026, the Company and a certain purchaser (the “Investor”) entered into a securities purchase agreement (the “July Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investor in a registered direct offering: (i) 2,416,339 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.53 per share, (ii) pre-funded warrants to purchase up to 100,000 shares of Common Stock, at an offering price of $1.52999 per pre-funded warrant (the “July Pre-Funded Warrants”), and (iii) accompanying common warrants to purchase up to 2,516,339 shares of Common Stock (the “July Common Warrants”). Each July Pre-Funded Warrant will be exercisable for one share of Common Stock at an exercise price of $0.00001 per share, will be immediately exercisable upon issuance, and may be exercised at any time until exercised in full. Each July Common Warrant will be exercisable for one share of Common Stock at an exercise price of $1.75 per share, will be exercisable six months from the date of issuance, may be exercised at any time until exercised in full, and will expire five and one-half years from the date of issuance. The July Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-296550) that was filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2026 and declared effective by the SEC on June 15, 2026 and the prospectus supplement filed with the SEC on July 27, 2026.

Pursuant to the July Securities Purchase Agreement, the Company has agreed for a period of 60 days after the Closing Date (as defined below) not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, except for the filing of the Resale Registration Statement (as defined below).

In addition, the Company agreed that within thirty (30) days following the Closing Date, the Company shall prepare and file a registration statement (the “July Resale Registration Statement”) with the Securities and Exchange Commission covering the resale of the shares of Common Stock issuable upon exercise of the July Common Warrants, and shall use commercially reasonable efforts to cause such registration statement to be declared effective as promptly as practicable and to keep such registration statement continuously effective until the earlier of (i) the date all July Common Warrant Shares are sold, or (ii) the date all July Common Warrant Shares may be sold without restriction pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company shall bear all expenses associated with the filing and maintenance of the July Resale Registration Statement, other than underwriting discounts, commissions, and legal fees of the holders.

The July Offering closed on July 27, 2026 (the “Closing Date”). The aggregate gross proceeds to the Company from the July Offering were approximately $3.8 million, before deducting the placement agent’s fee and offering expenses payable by the Company. D. Boral Capital LLC acted as the exclusive placement agent for the Company in connection with the July Offering.

Commencement of Phase II Clinical Trial for the Treatment Ebola

*	On or about May 17, 2026, the World Health Organization (WHO) declared a Public Health Emergency of International Concern (PHEIC), it highest level of alert for a potential global pandemic. The Company deemed the drug product “NV-387 Oral Gummies” as a potential treatment for Ebola, based on scientific rationale, and determined it would be of benefit to the Society and the Company to pursue a Phase II clinical trial of NV-387 Oral Gummies as a Treatment for Ebola. Therefore, the Company entered into an agreement with a clinical research organization (“CRO”) for evaluating the feasibility of such clinical trial, and to execute such clinical trial if approved by regulatory agencies. As such, the agreement did not require the Company to make any payments as of June 30, 2026. Nevertheless, the Company requested and obtained a pro-forma budget for the potential clinical trial, and approved it in principle under the condition that a regulatory approval to proceed must be obtained prior to actual financial commitments from the Company.

In June 2026, the Company was informed by the specially constituted Pillar Committee for Ebola Response in DRC that its proposal for the Phase II clinical trial of NV-387 Oral Gummies as a Treatment for Ebola was accepted for consideration and that the Company may proceed to obtain first an Ethics Committee approval and then the ACOREP local regulatory body approval for initiating the clinical trial. On or about July 4, 2026, the Company received Ethics Committee approval.

On or about July 7, 2026, subsequent to the Company’s fiscal year-end, the Company made an advance payment to initiate certain procedures that were required prior to filing the application for regulatory approval of the clinical trial. Subsequently, on July 10, 2026, the application was submitted to ACOREP, and on or about August 4, 2026, the Company received regulatory approval to conduct the clinical trial from ACOREP. The regulatory approval satisfied the conditions perfecting the Company’s financial commitment for the clinical trial.

Through September 28, 2026, the Company had incurred approximately $923,000 towards the clinical trial, of which approximately $923,000 had been paid. The Company estimates that the total cost of the Phase II clinical trial will be approximately $2.5 million to $3.0 million.

The financial commitment to initiate the clinical trial was made subsequent to June 30, 2026, and accordingly, no liability related to the clinical trial commitment has been recognized in the accompanying financial statements.